Form 10QSB
period 2008-06-30
COLD GIN CORP
filed 2008-08-06
CIK 1425289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

o TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-137293

Cold Gin Corporation

(Exact name of small business issuer as specified in its charter)

 Delaware                   7941                       20-8560967

----------------    ----------------------------      ----------------

(State or other     (Primary Standard Industrial      (I.R.S. Employer

jurisdiction of      Classification Code Number)       Identification

incorporation                                           Code Number)

         or organization)

1905 Pauline Blvd. Suite 1

Ann Arbor, MI 48103

734-686-0137

(734) 686-0137

(Registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes o      No x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes x      No x

The number of shares of Common Stock, $0.001 par value, outstanding on July 30, 2008 was 905,000 shares.

Transitional Small Business Disclosure Format (check one): Yes o      No x

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements included in this Form 10-QSB are as follows:
Balance Sheets as of June 30, 2008 and December 31, 2007;
Statements of Earnings for the three and six months ended June 30, 2008 and 2007, and for the Period from Inception (August 7, 2006) to June 30, 2008;
Statements of Stockholders’ Deficit from Inception (August 7, 2006) to June 30, 2008
Statements of Cash Flows for the six months ended June 30, 2008 and 2007, and for the Period from Inception (August 7, 2006) to June 30, 2008;
Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2008 are not necessarily indicative of the results that can be expected for the full year.

COLD GIN CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS

	JUNE	DECEMBER
	30, 2008	31, 2007
	(Unaudited)	(Audited)
ASSETS

Current
Cash	$ 2,588	$ 218
Subscription receivable	-	-

TOTAL ASSETS	$ 2,588	$ 218

LIABILITIES

Current
Notes payable	$ 7,600	$ 2,500

Total Liabilities	7,600	2,500

STOCKHOLDERS' EQUITY

SHARE CAPITAL
Common shares, 50,000,000 authorized, par value $0.001
- issued and outstanding, 905,000( 2007 - 850,000)	905	850

Preferred stock, 1,000,000 shares authorized, par value $0.01
- issued and outstanding, nil	-	-

Additional paid-in capital	6,445	1,000

Deficit accumulated during development stage	(12,362)	(4,132)

	(5,012)	(2,282)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 2,588	$ 218

The accompanying notes are an integral part of these financial statements.

COLD GIN CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF EARNINGS
(Unaudited)

					FROM
					INCEPTION
					(AUGUST 7,
	THREE MONTHS ENDED		SIX MONTHS ENDED		2006) TO
	JUNE 30,		JUNE 30,		JUNE
	2008	2007	2008	2007	30, 2008

REVENUE	$ -	$ -	$ -	$ -	$ -

OPERATING EXPENSES
Selling, general and administrative	3,063	-	8,230	-	12,362

Total Operating Expenses	3,063	-	8,230	-	12,362

NET LOSS	$ (3,063)	$ -	$ (8,230)	$ -	$ (12,362)

Weighted Average Number of Common Shares	854,166	850,000	854,166	850,000

Net Loss Per Share - Basic and Fully Diluted	$ (0.004)	$ -	$ (0.01)	$ -

The accompanying notes are an integral part of these financial statements. COLD GIN CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT
FROM INCEPTION (AUGUST 7, 2006) TO JUNE 30, 2008
(Unaudited)

				DEFICIT
				ACCUMULATED
			ADDITIONAL	DURING
	COMMON STOCK		PAID-IN	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

Balance - August 7, 2006	-	$ -	$ -	$ -	$ -

Common stock issued	850,000	850	1,000	-	1,850

Net loss - December 31, 2006	-	-	-	(1,750)	(1,750)

Balance - December 31, 2006	850,000	850	1,000	(1,750)	100

Net loss - December 31, 2007	-	-	-	(2,382)	(2,382)

Balance - December 31, 2007	850,000	850	1,000	(4,132)	(2,282)

Shares issued for cash	45,000	45	4,455	-	4,500
Shares issued for services	10,000	10	990	-	1,000

Net loss - June 30, 2008	-	-	-	(8,230)	(8,230)

Balance - June 30, 2008	905,000	$ 905	$ 6,445	$ (12,362)	$ (5,012)

The accompanying notes are an integral part of these financial statements.

COLD GIN CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS
(Unaudited)
			FROM
			INCEPTION
			(AUGUST 7,
	SIX MONTHS ENDED		2006) TO
	JUNE 30,		JUNE
	2008	2007	30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (8,230)	$ -	$ (12,362)
Stock issued for services rendered	1,000	-	2,750
Changes in assets and liabilities
Nores payable	5,100	-	7,600

NET CASH FLOWS FROM OPERATING ACTIVITIES	(2,130)	-	(2,012)

CASH FLOWS FROM FINANCING ACTIVITIES
Share capital issued	4,500	-	4,600

NET CASH FLOWS FROM FINANCING ACTIVITIES	4,500	-	4,600

Net Change In Cash	2,370	-	2,588

Cash and Cash Equivalents - beginning of period	218	-	-

Cash and Cash Equivalents - end of period	$ 2,588	-	$ 2,588

The accompanying notes are an integral part of these financial statements.

COLD GIN  CORPORATION

A Development Stage Company

NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2008 (UNAUDITED)

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Organization and Business:

COLD GIN  CORPORATION. (the “Company”) was incorporated in the State of Delaware on August 7,  2006 developing  of  online opportunities in the field of mixed martial arts. We intend to build online communities and Internet retail outlets focused on the field of mixed martial arts which is also known as extreme fighting or ultimate fighting. Our first website, MMAonly, (www.mmaonly.com) began operations in January 2007. We also own the domain names www.mmachicks.com and www.mmalocker.com but we have not launched websites at those domains yet.

(b)	Basis of Presentation:

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. At the balance sheet date, the Company has a stockholders’ deficiency and a deficit accumulated during the development stage. Management plans to issue more shares of common stock in order to raise funds.

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of management, these financial statements include all adjustments necessary in order to make them not misleading.

(c)	Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

COLD GIN  CORPORATION

A Development Stage Company

NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2008 (UNAUDITED)

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

(d)	Cash and Cash Equivalents:

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

(e)	Income Taxes:

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting basis and the tax basis of the assets and liabilities and are measured using enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.

Any deferred tax asset is considered immaterial and has been fully offset by a valuation allowance because at this time the Company believes that it is more likely than not that the future tax benefit will not be realized as the Company has no current operations.

(f)	Loss per Common Share:

Basic loss per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. The Company does not have any potentially dilutive instruments.

(g)	Fair Value of Financial Instruments:

The carrying value of cash equivalents approximates its fair value due to the short period of time to maturity.

(h)    Stock Based Compensation:

SFAS No. 123,  "Accounting for Stock-Based  Compensation,"  establishes and encourages the use of the fair value based method of accounting for stock-based compensation  arrangements under which compensation cost is determined using the fair value of stock-based  compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered.  The statement also permits companies to elect to continue using the current  intrinsic

COLD GIN  CORPORATION

A Development Stage Company

NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2008 (UNAUDITED)

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

(h)    Stock Based Compensation(continued).

value accounting  method specified  in  Accounting  Principles  Board  ("APB")  Opinion  No. 25, "Accounting  for Stock Issued to Employees," to account for stock-based compensation.  The Company has elected to use the intrinsic value based method and has  disclosed  the pro forma effect of using the fair value based  method to account  for its  stock-based  compensation  issued to employees. For options granted to employees where the exercise price is less than the fair value of the stock at the date of grant, the Company recognizes an expense in accordance with APB 25. For non-employee stock based compensation the Company value accounting  method specified  in  Accounting  Principles  Board  ("APB")  Opinion  No. 25, "Accounting  for Stock Issued to Employees," to account for stock-based compensation.  The Company has elected to use the intrinsic value based method and has  disclosed  the pro forma effect of using the fair value based  method to account  for its  stock-based  compensation  issued to employees. For options granted to employees where the exercise price is less than the fair value of the stock at the date of grant, the Company recognizes an expense in accordance with APB 25. For non-employee stock based compensation the Company recognizes an expense in accordance with SFAS No. 123 and values the equity  securities  based on the fair value of the security on the date of grant. For stock-based  awards the value is based on the market  value for the stock on the date of grant and if the stock has restrictions as to transferability a discount is provided for lack of  tradability.  Stock option awards are valued using the Black-Scholes option-pricing model.

(i)    Comprehensive Income:

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income (loss) is not presented in the Company's financial statements since there is no difference between net loss and comprehensive loss in any period presented.

NOTE 2 -  CAPITAL STOCK

The total number of shares of capital stock which the Company shall have authority to issue is 51,000,000 shares consisting of 50,000,000 common shares with a par value of $.001 and 1,000,000 Series A Preferred shares with a par value $0.01.  Series A Preferred shares have not yet been issued.  On August 9, 2006, the Company issued 10,000

COLD GIN  CORPORATION

A Development Stage Company

NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2008 (UNAUDITED)

NOTE 2 -  CAPITAL STOCK(CONTINUED)

common shares for $100.  Additionally the Company issued a total of 840,000 common shares for services rendered by the Company’s executives for a total value of $1,750.

For the quarter ended June 30, 2008, the company issued 45,000 common shares for $4,500 and issued an additional 10,000 common shares for legal services totaling $1,000.

Holders of shares of common stock shall be entitled to cast one vote for each share held at all stockholders' meetings for all purposes, including the election of directors. The common stock does not have cumulative voting rights.

No holder of shares of stock of any class shall be entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend.

COLD GIN CORPORATION

A Development Stage Company

NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2008 (UNAUDITED)

NOTE 3 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises' financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently reviewing the effect, if any, FIN 48 will have on its financial position and operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures" ("SFAS No. 157"). SFAS No157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements, however the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning  after November 15, 2007, which for the Company would be its fiscal year beginning November 1, 2008. The implementation of SFAS No. 157 is not expected to have a material impact on the Company's results of operations and financial condition.

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

COLD GIN  CORPORATION

A Development Stage Company

NOTES TO  INTERIM FINANCIAL STATEMENTS

JUNE 30, 2008(UNAUDITED)

NOTE 3 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (continued)

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 (Topic 1N), "Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 addresses how the effect of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires SEC registrants (i) to quantify misstatements using a combined approach which considers both the balance sheet and income statement approaches; (ii) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors; and (iii) to adjust their financial statements if the new combined approach results in a conclusion that an error is material. SAB No. 108 addresses the mechanics of correcting misstatements that include effects from prior years. It indicates that the current year correction of a material error that includes prior year effects may result in the need to correct prior year financial statements even if the misstatement in the prior year or years is considered immaterial. Any prior year financial statements found to be materially misstated in years subsequent to the issuance of SAB No. 108 would be restated in accordance with SFAS No. 154, "Accounting Changes and Error Corrections." Because the combined approach represents a change in practice, the SEC staff will not require registrants that followed an acceptable approach in the past to restate prior years' historical financial statements. Rather, these registrants can report the cumulative effect of adopting the new approach as an adjustment to the current year's beginning balance of retained earnings. If the new approach is adopted in a quarter other than the first quarter, financial statements for prior interim periods within the year of adoption may need to be restated. SAB No.108 is effective for fiscal years ending after November 15, 2006, which for Company would be its fiscal year beginning December 1, 2007. The implementation of SAB No. 108 is not expected to have a material impact on the Company's results of operations and financial condition.

In October 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 123(R)-5, Amendment of FSP FAS 123(R)-1, (“FSP FAS 123(R)-5”) to address whether a change to an equity instrument in connection with an equity restructuring should be considered a modification for the purpose of applying FSP No. FAS 123(R)-1, Classification and Measurement of Freestanding Financial Instruments Originally  Issued in Exchange for Employee Services under FAS Statement No 123(R) (“FSP FAS 123(R)-1”). FSP FAS 123(R)-1 states that financial instruments issued to employees in exchange for past or future services are subject to the provisions of SFAS 123(R) unless the terms of the award are modified when the holder is no longer an employee. In FSP FAS 123(R)-5, the FASB staff concluded that changes to the terms of an award that are made solely due to an equity restructuring are not considered modifications as described in FSP FAS 123(R)-1 unless the fair value of the award increases, anti-dilution provisions are added, or holders of the same class of equity instruments are treated unequally. FSP FAS 123(R)-5 is

COLD GIN  CORPORATION

A Development Stage Company

NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2008 (UNAUDITED)

NOTE 3 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (continued)

effective for the first reporting period beginning after October 10, 2006. The adoption of FSP FAS 123(R)-5 did not have a material impact on the Company’s financial statements.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (SFAS No. 159). Under this Standard, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS No. 133 are not met. SFAS No. 159 is effective for years beginning after November 15, 2007. The Company does not believe it will have an impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”). SFAS 141R amends SFAS 141 and provides guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R will be effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively.

The Company does not expect any other recently issued accounting pronouncements to have a material effect on its financial statements.

NOTE 4 – NOTE PAYABLE – RELATED PARTY

The Company received a loan from Peter Klamka, a shareholder, on November 13, 2007 for $2,500.  The amount received is unsecured, due on demand, and bears interest at a rate of 8% per annum beginning January 2, 2008.  The note can be converted into common shares at any time at a conversion price of $.08 per share.

Additional advances of $5,100 have been made by Peter Klamka.  These advances are unsecured, non-interest bearing and have no fixed terms of repayment.

COLD GIN  CORPORATION

A Development Stage Company

NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2008 (UNAUDITED)

Note 5 – INCOME TAXES

For the period ended June 30, 2008, the Company has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $12,362 at June 30, 2008, and will expire beginning in the year 2026.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2008	2007

Deferred tax asset attributable to
Net operating loss carryover	$ 4,203	$ -
Valuation allowance	(4,203)	-

Net deferred tax asset	$ -	$ -

Note 6 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred losses of ($12,362) since its inception and has not yet produced revenues from operations.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.  Management anticipates that it will be able to raise additional working capital through the issuance of stock and through additional loans from investors.

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to attain a satisfactory level of profitability and obtain suitable and adequate financing. There can be no assurance that management's plan will be successful.

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any or our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

increased competitive pressures from existing competitors and new entrants;

our ability to raise adequate working capital;

deterioration in general or regional economic conditions;

adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

loss of customers or sales weakness;

inability to achieve sales levels or other operating results;

the unavailability of funds for capital expenditures; and

operational inefficiencies.

 For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Results of Operations” in this document.

 Item 2. Plan of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this filing.

Background Overview

COLD GIN CORPORATION. (the “Company”) was incorporated in the State of Delaware on August 7,  2006 developing  of  online opportunities in the field of mixed martial arts. We intend to build online communities and Internet retail outlets focused on the field of mixed martial arts which is also known as extreme fighting or ultimate fighting. Our first website, MMAonly, (www.mmaonly.com.) began operations in January 2007. We also own the domain names www.mmachicks.com and www.mmalocker.com but we have not launched websites at those domains yet.

Since our inception through June 30, 2008, we have not generated any revenues and have incurred a net loss of $12,362. Until January 2007, our only business activity was the formation of our corporate entity, creation of our business model, and analyzing the viability of our business, which included the development of our initial website. We anticipate the commencement of generating revenues in the next twelve months, of which we can provide no assurance. The capital raised in our offering has been budgeted to cover the costs associated with advertising on the Internet to draw attention to our website, costs associated with website enhancements, and covering various filing fees and transfer agent fees to complete our early money raise through our S-1 offering. We believe that advertising revenues and small amounts of equity will be sufficient to support the limited costs associated with our initial ongoing operations for the next twelve months. There can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flow from listing fees will be adequate to maintain our business. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in the registration statement.

Plan of Operation

We are attempting to build  www.mmaonly.com into a leading destination on the Internet for fans and athletes interested in mixed martial arts. Our principal goal is to earn revenues by uniting readers and advertisers. In order to generate revenues during the next twelve months, we must:

6.

1. Enhance our existing website – We believe that using the Internet for a consumer information facility, online destination, and online retail establishment will provide us a base for operating our company. We registered the domain name www.mmaonly.com and have developed a preliminary website, where we expect to expand the site to be more comprehensive. We have begun construction on the preliminary aspects of our website, and intend to have a fully developed website during the third quarter of 2008. We currently show MMA videos on our site.

2. Develop and implement a marketing plan – Once we establish our presence on the Internet, we intend to devote our efforts to developing and implementing a plan to market our services to businesses. In order to promote our company and attract customers, we plan to advertise via the Internet in the form of banner ads, link sharing programs and search engine placements. We expect to generate some revenues from our MMA content offerings during the Fourth quarter of 2008, however, during the third quarter of 2008 we expect to formalize and implement a marketing scheme.

3. Develop and implement a comprehensive consumer information website – We intend to create an online news source regarding mixed martial arts. Initially, we intend to allow users to post articles and news about their favorite MMA athletes and events. We also intend to display press releases and formal news items from other Internet sources our our site. We also intend to create user forums to allow discussions related to mixes martial arts.

                 Satisfaction of our cash obligations for the next 12 months. Our plan of operation has provided for us to: (i) develop a business plan, and (ii) establish a comprehensive website capable of attracting advertisers as soon as practical. We have accomplished the goal of developing our business plan and deploying a limited operational website capable of providing a method of displaying advertising and interesting content. We do not have sufficient cash to enable us to complete our website development, which is an integral part of our operations. We have prepared our S2-1 offering to provide the basic minimum amount of funds to provide sufficient cash for the next 12 months. If we are unsuccessful in generating the cash set forth in our offering, we will be forced into curtailing the expenditures required to complete the website, until such time as we are able to either raise the cash required privately or launch another offering. Our sole officer and director, Mr. Joffe has agreed to continue his part time work until such time as there are either sufficient funds from operations, or alternatively, that funds are available through private placements or another offering in the future. If we were to not receive any additional funds, including the funds from our offering, we could not continue in business for the next 12 months. However, we would not be in a position to complete the website as set forth in our business plan, or provide any significant advertisement for our customers, thus we would not anticipate any significant revenues. Since our website is operational, we can conduct business and earn revenues.

7.

Summary of any product research and development that we will perform for the term of the plan. We do not anticipate performing any significant product research and development under our plan of operation. In lieu of product research and development we anticipate maintaining control over our advertising, especially on the Internet, to assist us in determining the allocation of our limited advertising dollars. Additionally, we are researching the various software packages available which can be manipulated to our needs.

Expected purchase or sale of plant and significant equipment. We do not anticipate the purchase or sale of any plant or significant equipment, as such items are not required by us at this time or in the next 12 months.

Significant changes in number of employees. The number of employees required to operate our business is currently one part time individual. After we complete the current offering and have commenced our advertising program, and word of mouth advertising, and at the end of the initial 12 month period, our plan of operation anticipates our requiring additional capital to hire at least one additional employee.

Liquidity and Capital Resources

Cash will be increasing primarily due to the receipt of funds from our offering to offset our near term cash equivalents. Since inception, we have financed our cash flow requirements through issuance of common stock or loans from affiliates. As we expand our activities, we may continue to experience net negative cash flows from operations, pending receipt of sales revenues. Additionally we anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital.

We anticipate that we will incur operating losses in the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks for us include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks, we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, continually develop and upgrade our website, provide national and regional industry participants with an effective, efficient and accessible website on which to promote their products and services through the Internet, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

FACTORS THAT MAY AFFECT OUR FUTURE OPERATING RESULTS

We are a development stage company organized in August 2006 and have recently commenced operations, which makes an evaluation of us extremely difficult. At this stage of our business operations, even with our good faith efforts, we may never become profitable or generate any significant amount of revenues, thus potential investors have a high probability of losing their investment. Our auditor’s have substantial doubt about our ability to continue as a going concern. Additionally, our auditor’s report reflects the fact that the ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately the achievement of significant operating revenues. If we are unable to continue as a going concern, you will lose your investment.

We were incorporated in August 2006 as a Delaware corporation. As a result of our start-up operations we have; (i) generated no revenues, (ii) accumulated deficits of $12,362 for the six months ended June 30, 2008, and (iii) we have incurred losses of $4,132 and $12,362 for the year ended December 31, 2007 and six months ended June 30, 2007 and 2008 respectively, and have been focused on organizational and start-up activities, business plan development, and website design since we incorporated. Although we have established a website and commenced showing content related to mixed martial arts, there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our service, the level of our competition and our ability to attract and maintain key management and employees. Additionally, our auditor’s report reflects that the ability of Cold Gin to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues.

Because of competitive pressures from competitors with more resources, Cold Gin  may fail to implement its business model profitably.

The business of sports entertainment and mixed martial arts on the Internet is highly fragmented and extremely competitive. There are numerous competitors offering similar services. The market for customers is intensely competitive and such competition is expected to continue to increase. There are no substantial barriers to entry in this market and we believe that our ability to compete depends upon many factors within and beyond our control, including the timing and market acceptance of new solutions and enhancements to existing solutions developed by us, our competitors, and their advisors.

Many of our existing and potential competitors have longer operating histories in the Internet market, greater name recognition, larger customer bases, established technology driven websites, and significantly greater financial, technical and marketing resources than we do. As a result, they will be able to respond more quickly to new or emerging advertising techniques, technologies, and changes in customer requirements, or to devote greater resources to the development, promotion and marketing of their listing and advertising services than we can. Such competitors are able to undertake more extensive marketing campaigns for their services, adopt more aggressive pricing policies and make more attractive offers to potential employees, and strategic advertising partners.

We will require additional financing in order to implement our business plan. In the event we are unable to acquire additional financing, we may not be able to implement our business plan resulting in a loss of revenues and ultimately the loss of your investment.

Due to our start-up nature, we will have to incur the costs of advertising which is intended to generate revenue from advertisers, in addition to hiring new employees and commencing additional marketing activities for our services. To fully implement our business plan we will require substantial additional funding. Our S-1 offering, if successful, will only enable us to commence securing advertising clients, and will assist us in further developing our initial business operations, including the enhancement of our website; however will not be sufficient to allow us to expand our business meaningfully. Additionally, since the net offering proceeds have been earmarked for advertising expenses, some website development fees, and minimal working capital, we will not be capitalized sufficiently to hire or pay employees.

We will need to raise additional funds to expand our operations. We plan to raise additional funds through private placements, registered offerings, debt financing or other sources to maintain and expand our operations. Adequate funds for this purpose on terms favorable to us may not be available, and if available, on terms significantly more adverse to us than are manageable. Without new funding, we may be only partially successful or completely unsuccessful in implementing our business plan, and our stockholders will lose part or all of their investment.

As a result of our deficiency in working capital at December 31, 2007 and other factors, our auditors have included a paragraph in their report on those audited financial statements regarding substantial doubt about our ability to continue as a going concern.

There is no current public market for our common stock; therefore you may be unable to sell your securities at any time, for any reason, and at any price, resulting in a loss of your investment.

As of the date of this filing, there is no public market for our common stock. Although we plan, in the future, to contact an authorized OTC Bulletin Board market maker for sponsorship of our securities on the Over-the-Counter Bulletin Board, there can be no assurance that our attempts to do so will be successful. Furthermore, if our securities are not quoted on the OTC Bulletin Board, or elsewhere, there can be no assurance that a market will develop for the common stock or that a market in the common stock will be maintained. As a result of the foregoing, investors may be unable to liquidate their investment for any reason.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted  accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of Cold Gin; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Cold Gin  are being made only in accordance with authorizations of management and directors of Cold Gin , and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Cold Gin’s assets that could have a material effect on the financial statements.

We have one individual performing the functions of all officers and directors. This individual is responsible for monitoring and ensuring compliance with our internal control procedures. As a result, our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, Eric Joffe our Chief Executive Officer and Principal Accounting Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, Mr. Joffe, our Chief Executive Officer and Principal Accounting Officer, concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in our periodic SEC filings. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

It should be noted, however, that no matter how well designed and operated, a control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems (including faulty judgments in decision making or breakdowns resulting from simple errors or mistakes), there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Additionally, controls can be circumvented by individual acts, collusion or by management override of the controls in place.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from Sales of Registered Securities

Our Registration Statement on Form S-1 (File No. 08685409), related to our initial public offering, was declared effective by the SEC on March 21, 2008. A total of 500,000 shares of our Common Stock were registered with the SEC with an aggregate offering price of $50,000. All of these shares were registered on our behalf. As of June 30, 2008 we have sold  45,000 shares for $4,500.

Item 3.

Defaults Upon Senior Securities.

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

None.

Item 5.

Other Information.

None.

Item 6.

Exhibits and Reports on Form 8-K.

Exhibits

Exhibit number     Exhibit description

3(i)(a)   Articles of Incorporation of Cold Gin Corporation . (1)

3 (b) Bylaws of Cold Gin  Corporation(1)

 10.1  Subscription Agreement(1)

31 Certification pursuant to Section 302 of the Sarbanes-Oxley Act

32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act

(1)

Incorporated by reference and filed with our S-1 registration statement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLD GIN CORPORATION

(Registrant)

By:/s/ Eric Joffe

Eric Joffe, President &

 Chief Executive Officer (On behalf of

 the registrant and as principal accounting

 officer)

Date: August 5, 2008

Exhibit 31.1

CERTIFICATIONS

I, Eric Joffe, Chief Executive and Principal Accounting Officer of Cold Gin Corporation., certify that:

1.

I have reviewed this Quarterly Report on Form 10-QSB of Cold Gin Corporation;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

disclosed in this report any changes in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.

I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of small business issuer’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

August 5, 2008

/s/ Eric Joffe

         Eric Joffe, Principal  Executive Officer  and

  Principal Financial  Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Cold Gin Corporation. (the “Company”) on Form 10-QSB for the quarter ending June 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, in the capacities and on the date indicated below, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

(1)

The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 5, 2008	By: /s/ Eric Joffe
Principal Executive Officer and
Principal Financial Officer