Form 10-Q
period 2008-09-30
COLD GIN CORP
filed 2008-11-13
CIK 1425289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x      No x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  x  No

The number of shares of Common Stock, $0.001 par value, outstanding on September 30, 2008  was 958,000 shares.

Transitional Small Business Disclosure Format (check one): Yes x  No

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements included in this Form 10-QSB are as follows:
Balance Sheets as of September 30, 2008 and December 31, 2007;
Statements of Earnings for the three and nine months ended September 30, 2008 and 2007, and for the Period from Inception (August 7, 2006) to September 30, 2008;
Statements of Stockholders’ Deficit from Inception (August 7, 2006) to September 30, 2008
Statements of Cash Flows for the nine months ended September 30, 2008 and 2007, and for the Period from Inception (August 7, 2006) to September 30, 2008;
Notes to Interim Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2008 are not necessarily indicative of the results that can be expected for the full year.

COLD GIN CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS

	SEPTEMBER	DECEMBER
	30, 2008	31, 2007
	(Unaudited)	(Audited)
ASSETS
Current
Cash	$ 184	$ 218
Subscription receivable	-	-

TOTAL ASSETS	$ 184	$ 218

LIABILITIES
Current
Notes payable - related party	$ 7,420	$ 2,500

Total Liabilities	7,420	2,500

STOCKHOLDERS' DEFICIT

SHARE CAPITAL
Common shares, 50,000,000 authorized, par value $0.001
- issued and outstanding, 958,000( 2007 - 850,000)	958	850
Preferred stock, 1,000,000 shares authorized, par value $0.01
- issued and outstanding, nil	-	-
Additional paid-in capital	11,692	1,000
Deficit accumulated during development stage	(19,886)	(4,132)

Total Stockholders' Deficit	(7,236)	(2,282)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 184	$ 218

The accompanying notes are an integral part of these financial statements.

COLD GIN CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF EARNINGS
(Unaudited)

					FROM
					INCEPTION
					(AUGUST 7,
	THREE MONTHS ENDED		NINE MONTHS ENDED		2006) TO
	SEPTEMBER 30,		SEPTEMBER 30,		SEPTEMBER
	2008	2007	2008	2007	30, 2008

REVENUE	$ -	$ -	$ -	$ -	$ -

OPERATING EXPENSES
Selling, general and administrative	3,992	-	15,754	-	19,886

Total Operating Expenses	3,992	-	15,754	-	19,886

NET LOSS	$ (3,992)	$ -	$ (15,754)	$ -	$ (19,886)

Weighted Average Number of Common Shares	930,348	850,000	882,909	850,000

Net Loss Per Share - Basic and Fully Diluted	$ -	$ -	$ (0.02)	$ -

The accompanying notes are an integral part of these financial statements.

COLD GIN CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT
FROM INCEPTION (AUGUST 7, 2006) TO SEPTEMBER 30, 2008
(Unaudited)
				DEFICIT
				ACCUM'D
			ADDITIONAL	DURING
	COMMON STOCK		PAID-IN	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

Balance - August 7, 2006	-	$ -	$ -	$ -	$ -
Common stock issued	850,000	850	1,000	-	1,850

Net loss - December 31, 2006	-	-	-	(1,750)	(1,750)

Balance - December 31, 2006	850,000	850	1,000	(1,750)	100

Net loss - December 31, 2007	-	-	-	(2,382)	(2,382)

Balance - December 31, 2007	850,000	850	1,000	(4,132)	(2,282)

Shares issued for cash	98,000	98	9,702	-	9,800
Shares issued for services	10,000	10	990	-	1,000
Net loss - September 30, 2008	-	-	-	(15,754)	(15,754)

Balance - September 30, 2008	958,000	$ 958	$ 11,692	$ (19,886)	$ (7,236)

The accompanying notes are an integral part of these financial statements.

COLD GIN CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS
(Unaudited)
			FROM
			INCEPTION
			(AUGUST 7,
	NINE MONTHS ENDED		2006) TO
	SEPTEMBER 30,		SEPTEMBER
	2008	2007	30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (15,754)	$ -	$ (19,886)
Stock issued for services rendered	1,000	-	2,750

NET CASH FLOWS FROM OPERATING ACTIVITIES	(14,754)	-	(17,136)

CASH FLOWS FROM FINANCING ACTIVITIES
Share capital issued	9,800	-	9,900
Proceeds from notes payable	4,920	-	7,420
NET CASH FLOWS FROM FINANCING ACTIVITIES	14,720	-	17,320

Net Change In Cash	(34)	-	184

Cash and Cash Equivalents - beginning of period	218	-	-

Cash and Cash Equivalents - end of period	$ 184	-	$ 184

SUPPLEMENTARY INFORMATION
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

COLD GIN CORPORATION

A Development Stage Company

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 (UNAUDITED)

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Organization and Business:

COLD GIN CORPORATION. (the “Company”) was incorporated in the State of Delaware on August 7,  2006 for the purpose of raising capital that is intended to be used in connection with its business plans which may include a possible merger, acquisition or other business combination with an operating business.

The Company is currently in the development stage. All activities of the Company to date relate to its organization, initial funding and share issuances.

(b)	Basis of Presentation:

The accompanying unaudited interim financial statements have been prepared assuming the Company will continue as a going concern. At the balance sheet date, the Company has a stockholders’ deficiency and a deficit accumulated during the development stage. Management plans to issue more shares of common stock in order to raise funds.

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC for the year ended March 31, 2008.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

SEPTEMBER 30, 2008 (UNAUDITED)

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

(h)    Stock Based Compensation:

SFAS No. 123,  "Accounting for Stock-Based  Compensation,"  establishes and encourages the use of the fair value based method of accounting for stock-based compensation  arrangements under which compensation cost is determined using the fair value of stock-based  compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered.  The statement also permits companies to elect to continue using the current  intrinsic value accounting  method specified  in  Accounting  Principles  Board  ("APB")

COLD GIN CORPORATION

A Development Stage Company

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 (UNAUDITED)

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

(h)    Stock Based Compensation (continued):

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

NOTE 2 -  CAPITAL STOCK

The total number of shares of capital stock which the Company shall have authority to issue is 51,000,000 shares consisting of 50,000,000 common shares with a par value of $.001 and 1,000,000 Series A Preferred shares with a par value $0.01.  Series A Preferred shares have not yet been issued.  On August 9, 2006, the Company issued 10,000 common shares for $100.  Additionally the Company issued a total of 840,000 common shares for services rendered by the Company’s executives for a total value of $1,750.

For the quarter ended June 30, 2008, the company issued 45,000 common shares for $4,500 and issued an additional 10,000 common shares for legal services totaling $1,000.

For the quarter ended September 30, 2008, the company issued 53,000 shares for $5,300.

COLD GIN CORPORATION

A Development Stage Company

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 (UNAUDITED)

NOTE 2 -  CAPITAL STOCK (continued)

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

COLD GIN CORPORATION

A Development Stage Company

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 (UNAUDITED)

NOTE 3 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (continued)

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

COLD GIN CORPORATION

A Development Stage Company

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 (UNAUDITED)

NOTE 3 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (continued)

In February 2008, the FASB issued FASB Staff Position FAS 157-2 (“FSP FAS 157-2”) “ Effective Date of FASB Statement No. 157” which delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008.  These non-financial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and non-financial assets acquired and non-financial liabilities assumed in a business combination. The Company has not applied the provisions of SFAS No. 157 to its non-financial assets and non-financial liabilities in accordance with FSP FAS 157-2.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. In general, the statement 1) broadens the guidance of SFAS No. 141, extending its applicability to all events where one entity obtains control over one or more other businesses, 2) broadens the use of fair value measurements used to recognize the assets acquired and liabilities assumed, 3) changes the accounting for acquisition related fees and restructuring costs incurred in connection with an acquisition, and 4) increases required disclosures. We are required to apply

SFAS No. 141(R) prospectively to business combinations for which the acquisition date is on or after January 1, 2009. Earlier application is not permitted.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”).  SFAS No. 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter 2009.  SFAS No. 160 is currently not expected to have a material effect on the Company’s results of operations, cash flows or financial position.

COLD GIN CORPORATION

A Development Stage Company

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 (UNAUDITED)

NOTE 3 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (continued)

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This guidance states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and should be included in the computation of earnings per share using the two-class method outlined in SFAS No. 128, Earnings per Share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. The adoption of this new guidance on January 1, 2009 should not have an effect on our reported earnings per share.

NOTE 4 – NOTE PAYABLE – RELATED PARTY

The Company received a loan from Peter Klamka, a shareholder, on November 13, 2007 for $2,500.  The amount received is unsecured, due on demand, and bears interest at a rate of 8% per annum beginning January 2, 2008.  The note can be converted into common shares at any time at a conversion price of $.08 per share.

Additional net advances of $4,920 have been made by Peter Klamka.  These advances are unsecured, non-interest bearing and have no fixed terms of repayment.

NOTE 5 – INCOME TAXES

For the period ended September 30, 2008, the Company has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $19,900 at September 30, 2008, and will expire beginning in the year 2026.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2008	2007

Deferred tax asset attributable to
Net operating loss carryover	$ 6,750	$ -
Valuation allowance	(6,750)	-

Net deferred tax asset	$ -	$ -

COLD GIN CORPORATION

A Development Stage Company

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 (UNAUDITED)

NOTE 6 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred losses of $19,886 since its inception, has negative working capital, and has not yet produced revenues from operations.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Since our inception through September 30, 2008, we have not generated any revenues and have incurred a net loss of $19,886. Until January 2007, our only business activity was the formation of our corporate entity, creation of our business model, and analyzing the viability of our business, which included the development of our initial website. We anticipate the commencement of generating revenues in the next twelve months, of which we can provide no assurance. The capital raised in our offering has been budgeted to cover the costs associated with advertising on the Internet to draw attention to our website, costs associated with website enhancements, and covering various filing fees and transfer agent fees to complete our early money raise through our S-1 offering. We believe that advertising revenues and small amounts of equity will be sufficient to support the limited costs associated with our initial ongoing operations for the next twelve months. There can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flow from listing fees will be adequate to maintain our business. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in the registration statement.

Plan of Operation

We are attempting to build  www.mmaonly.com into a leading destination on the Internet for fans and athletes interested in mixed martial arts. Our principal goal is to earn revenues by uniting readers and advertisers. In order to generate revenues during the next twelve months, we must:

1. Enhance our existing website – We believe that using the Internet for a consumer information facility, online destination, and  online retail establishment will provide us a base for operating our company. We registered the domain name www.mmaonly.com and have developed a preliminary website, where we expect to expand the site to be more comprehensive. We have begun construction on the preliminary aspects of our website, and intend to have a fully developed website during the fourth quarter of 2008. We currently show MMA videos on our site.

2. Develop and implement a marketing plan – Once we establish our presence on the Internet, we intend to devote our efforts to developing and implementing a plan to market our services to businesses. In order to promote our company and attract customers, we plan to advertise via the Internet in the form of banner ads, link sharing programs and search engine placements. We expect to generate some revenues from our MMA content offerings during the Fourth quarter of 2008, however, during the fourth quarter of 2008 we expect to formalize and implement a marketing scheme.

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

Significant changes in number of employees. The number of employees required to operate our business is currently one part time individual. After we complete the current offering and have commenced our advertising program, and word of mouth advertising, and at the end of the initial 12 month period, our plan of operation anticipates our requiring additional capital to hire at least on additional employee

Liquidity and Capital Resources

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

We were incorporated in August 2006 as a Delaware corporation. As a result of our start-up operations we have; (i) generated no revenues, (ii) accumulated deficits of $19,886 for the nine months ended September 30, 2008, and (iii) we have incurred losses of $4,132 and $19,886 for the year ended December 31, 2007 and nine months ended September 30, 2008 respectively, and have been focused on organizational and start-up activities, business plan development, and website design since we incorporated. Although we have established a website and commenced showing content related to mixed martial arts, there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our service, the level of our competition and our ability to attract and maintain key management and employees. Additionally, our auditor’s report reflects that the ability of Cold Gin   to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues.

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

As a result of our deficiency in working capital at September 30, 2008 and other factors, our auditors have included a paragraph in their report regarding substantial doubt about our ability to continue as a going concern.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of Cold Gin  ; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Cold Gin   are being made only in accordance with authorizations of management and directors of Cold Gin  , and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Cold Gin  ’s assets that could have a material effect on the financial statements.

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

Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds From Sales of Registered Securities

Our Registration Statement on Form S-1 (File No. 08685409), related to our initial public offering, was declared effective by the SEC on March 21, 2008. A total of 500,000 shares of our Common Stock was registered with the SEC with an aggregate offering price of $50,000. All of these shares were registered on our behalf. As of September  30, 2008 we have sold  98,000 shares for $9,800.

Item 3.

Defaults Upon Senior Securities.

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

None.

Item 5.

Other Information.

None.

Item 6.

Exhibits and Reports on Form 8-K.

Exhibits

Incorporated by reference

Exhibit

number

Exhibit description

Filed

herewith

Form

Period

ending

Exhibit

Filing date

3(i)(a)

Articles of Incorporation of Cold Gin  Inc.

S-1

Bylaws of Cold Gin  Inc.

S-1

4

Instrument defining the rights of security holders:

(a)   Articles of Incorporation

(b)  Bylaws

S-1

S-1

10.1

Subscription Agreement

S-1

31

Certification pursuant to Section 302 of the Sarbanes-Oxley Act

X

32

Certification pursuant to Section 906 of the Sarbanes-Oxley Act

X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLD GIN CORPORATION

(Registrant)

By:/s/ Eric Joffe

Eric Joffe, President &

 Chief Executive Officer (On behalf of

 the registrant and as principal accounting

 officer)

Date: November 12, 2008

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

November 12, 2008

/s/ Eric Joffe

           Eric Joffe, Principal  Executive Officer  and

  Principal Financial  Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Cold Gin Corporation. (the “Company”) on Form 10-QSB for the quarter ending September 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, in the capacities and on the date indicated below, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

(1)

The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 12, 2008	By: /s/ Eric Joffe
Principal Executive Officer and
Principal Financial Officer