Form 10-K
period 2008-12-31
COLD GIN CORP
filed 2009-04-15
CIK 1425289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the fiscal year ended December 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from_________ to____________

Commission file number: 333-137293

Cold Gin Corporation

(Exact name of small business issuer as specified in its charter)

 Delaware                   7941                       20-8560967

----------------    ----------------------------      ----------------

(State or other     (Primary Standard Industrial      (I.R.S. Employer

jurisdiction of      Classification Code Number)       Identification

incorporation                                           Code Number)

         or organization)

1905 Pauline Blvd Ste 1 Ann Arbor, MI 48103

 (Address of principal executive offices) (Zip Code)

Issuer's telephone number: (734) 686-0137

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, $0.001 PAR VALUE

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $ 0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $0 as of February 18, 2009.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,360,000 as of April 14, 2009.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR PROVISIONS" OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Certain statements contained in this Annual Report on Securities and Exchange Commission ("SEC") Form 10-K ("Form 10-K") constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different than any expressed or implied by these forward-looking statements. These statements may be contained in our filings with the Securities and Exchange Commission, press releases, and written or oral presentations made by our representatives to analysts, rating agencies, stockholders, news organizations and others. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "intend", "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Although we believe that the expectations in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

OUR BUSINESS

Business Development Summary

Cold Gin Corporation is a development stage company that was incorporated in the State of Delaware in 2006.  We intend to develop three websites dedicated to the sport of mixed martial arts.  The sites are www.mmaonly.com, www.mmachicks.com, and www.mmalocker.com.

We are currently developing all three sites for anticipated launches in 2009. We previously operated a site located at the domain www.mmaonly.com but are currently revising its content offerings.

Business of Issuer

We intend to become a developer of Internet media content for mixed martial arts fans and consumers.  We believe that our three websites will give us a base of operations that will allow us to target a wide range of fans who will visit out sites, patronize our advertisers, and purchase items from our future ecommerce operations.

MMA is a sport growing in popularity around the world. In MMA matches, athletes use a combination of a variety of fighting styles, including boxing, judo, jiu jitsu, karate, kickboxing, muy thai, tae kwon do, and wrestling. Typically, MMA sporting events are promoted either as championship matches or as vehicles for well-known individual athletes. Professional MMA competition conduct is regulated primarily by rules implemented by state athletic commissions and is currently permitted in 21 states. Athletes win individual matches by knockout, technical knockout (referee or doctor stoppage), submission, or judges’ decision. Scoring for a judge’s decision is conducted by a panel of three judges provided by the relevant state athletic commission, using a ten-point system similar to the scoring system used in boxing. Referees attending matches are also provided by the relevant state athletic commission and are qualified to referee at a MMA competition. During fights, which typically consist of three four-minute rounds, referees strictly enforce the rules of conduct for the relevant state’s athletic commission and those required by the organization promoting the event.

Cold Gin is developing an Internet destination and marketplace in the United States for athletes and fans of mixed martial arts. We intend to utilize the power of the Internet to aggregate in a single location a network of industry participants and a comprehensive database of mixed martial arts information to create an open marketplace that is local, regional and national in nature.

Historically, MMA events were broadcast in the United States only through pay-per-view arrangements. MMA events were broadcast for the first time on free cable television in 2004 and now attract roughly two million viewers per week, comparable to weekly broadcasts of World Wresting Entertainment events. Spike TV, a cable television broadcaster, is currently broadcasting the fourth season of a popular reality television program, “The Ultimate Fighter,” based on MMA training and competitions. In addition, competing MMA promoters have continued to grow the pay-per-view audience for their MMA events as well as their presence on broadcast and basic cable television. In Japan, live MMA sporting events promoted by competitors routinely sell tens of thousands of seats, are broadcast on major Japanese television networks, and appear on pay-per-view and home video throughout the rest of the world. MMA events in the United States now generate attendance and pay-per-view audiences similar to professional boxing and wrestling.

Our business model is built on multiple revenue streams from a variety of industry participants interested in marketing their services to our consumer audience. We intend to generate revenues primarily from banner advertisings, content sponsorship, ecommerce product sales, classified advertising, and internet broadcasting of events from around the world.

We intend to develop our sites to reach three distinct audiences for advertisers’ needs.

Mmaonly.com is intended to show videos of actual fights and fighter’s preparing for actual fights. We expect to aggregate videos that are freely available on different sites into a central location. We also will encourage fighters, managers, and promoters to upload their videos to our site.  Mmaonly.com will also have an amateur area for new fighters seeking to get noticed by promoters.   We believe they will have a better chance for success by working with a site dedicate exclusively to MMA rather than a generic video sharing site.

Mmachicks.com is intended to showcase ring card girls from all of the major promotions. We also intend to be a source of ring card girls for the local promoters around the country. Aspiring ring card girls will be able to post their resumes, photos, and videos online and promoters will be able to access this information to hire these women. We also anticipate an online “Ring Card Girl” contest to allow girls to compete for a spot as a ring card girl in an actual fight show.  We anticipate a large portion of the audience will be males.

Mmalocker.com is expected to be our ecommerce site. We will develop both a catalog with affiliate relationships as well as direct product sales as the number of visitors to our sites grow.

Increase Brand Awareness and Consumer Traffic

We believe that building consumer awareness of the products and services that we offer is critical to our effort to build an Internet marketplace destination. We intend to focus our consumer marketing efforts primarily on online advertising with selected high traffic websites that our audience visits.  Our strategy is to further increase our brand awareness and website traffic through advertising efforts encompassing online advertising methods and appearing at selected MMA events.

Technology

In order to operate our website, we will be required to have a scalable user interface and transaction processing system that is designed around industry standard architectures and externally developed non-proprietary software, such as that provided by SAS. The system will be required to maintain operational data records regarding sales of products.

Our operations will be required to provide website services 24 hours a day, seven days a week with occasional short interruptions due to maintenance or system problems, such as power failures or router failures. We will be required to have two website hosting operations for redundancy and load distribution, with two separate locations. Both of these hosting facilities will be required to be state-of-the-art with multiple redundancies for power and network components. Additionally, at each facility, our systems will be required to have redundant units such as multiple Web servers and databases. These systems are expensive and cause us a capital outlay which we currently do not have.

Competition

We compete against a variety of websites offering similar content. Barriers to entry on the Internet are relatively low. We anticipate facing significant competition in the future from new websites that offer the same emphasis on mixed martial arts.  There are already several sites that offer similar content and some that are more established than ours.

 Intellectual Property & Proprietary Rights

Upon completion of our website, we will regard substantial elements of our website and underlying technology as proprietary and attempt to protect them by relying on trademark, service mark and trade secret laws, restrictions on disclosure and transferring title and other methods. We currently do not have any technology we consider proprietary, as we are currently in our development stage.

Employees

We are a development stage company and currently have only one part-time employee, Eric Joffe, who is also our sole officer and director. We look to Mr. Joffe for his entrepreneurial skills and talents. For a discussion of Mr. Joffe’s experience, please see “Director, Executive Officers, Promoters and Control Persons.” Initially Mr. Joffe will coordinate all of our business operations. Mr. Joffe has provided the working capital to cover our initial expense. We plan to use consultants, attorneys, accountants, and technology personnel, as necessary and do not plan to engage any additional full-time employees in the near future. We believe the use of non-salaried personnel allows us to expend our capital resources as a variable cost as opposed to a fixed cost of operations. In other words, if we have insufficient revenues or cash available, we are in a better position to only utilize those services required to generate revenues as opposed to having salaried employees. We may hire marketing employees based on the projected size of the market and the compensation necessary to retain qualified sales employees: however we do not intend to hire these individuals within the next 12 months. A portion of any employee compensation likely would include the right to acquire our stock, which would dilute the ownership interest of holders of existing shares of our common stock.

ITEM 1 A.

RISK FACTORS

The following risk factors and other information included in this Annual Report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.

We are a development stage company organized in June 2006 and have recently commenced operations, which makes an evaluation of us extremely difficult. At this stage of our business operations, even with our good faith efforts, we may never become profitable or generate any significant amount of revenues, thus potential investors have a high probability of losing their investment. Our auditor’s have substantial doubt about our ability to continue as a going concern. Additionally, our auditor’s report reflects the fact that the ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately the achievement of significant operating revenues. If we are unable to continue as a going concern, you will lose your investment.

We have never had any revenues.

      IF WE DO NOT SECURE SIGNIFICANT ADDITIONAL FINANCING, IT IS LIKELY THAT WE WILL HAVE TO DISCONTINUE OUR BUSINESS OPERATIONS.

      We estimate to complete our websites we will require additional debt or equity financing over the twelve months. We cannot assure you that we will be able to obtain the required financing on a timely basis, or if obtainable, that the terms will not materially dilute the equity of our current stockholders. If we are unable to obtain financing on a timely basis, we may have to significantly or entirely curtail our retail initiatives, which could result in our having to discontinue our operations.

      OUR ACCOUNTANTS' AUDIT REPORT INDICATES THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN. THEREFORE, WE MUST RAISE ADDITIONAL CAPITAL, IF WE DO NOT, INVESTOR'S IN THIS OFFERING MAY LOSE THEIR ENTIRE INVESTMENT.

              There is substantial doubt as to our ability to continue as a going concern, given our current financial condition and our need for additional funding. If we are unable to continue as a going concern, investors in our common stock will likely lose their entire investment. We have indicated in our financial statements that there is substantial doubt about our ability to continue as a going concern. In addition, the auditors' report includes an explanatory paragraph that indicates that there is substantial doubt about our ability to continue as a going concern.

       We Depend Highly on Eric Joffe, Our President, Treasurer, and Sole Director, Who Is Difficult To Replace. The Loss of Mr. Joffe May Result in the Ceasing of Operations, and Investors May Lose Their Entire Investments.

      We have only one sole officer and director, Eric Joffe who is also our President, Chief Executive Officer, Secretary, and Treasurer of COLD GIN CORPORATION, who devotes approximately 20% of his time per week to our business. Our intended plan of operations is dependent upon the continuing support and expertise of Mr. Joffe. Loss of Mr. Joffe could slow the growth of our business, or it may cease to operate at all, which may result in the total loss of investors investments.

     OUR MANAGEMENT HAS LIMITED EXPERIENCE AND CONSUMERS MAY NOT DESIRE TO VISIT OUR WEBSITES OR EVER BUY OUR PRODUCTS.

Since a single stockholder beneficially owns the significant of our outstanding common shares, that single stockholder will retain the ability to potentially control our management and the outcome of corporate actions requiring stockholder approval notwithstanding the overall opposition of our other stockholders. This concentration of ownership could discourage or prevent a potential takeover of our company that might negatively impact the value of your common shares.

Eric Joffe owns approximately 37% of our outstanding common shares after completion of the offering. As a consequence of its controlling stock ownership position, he retains the ability to elect a majority of our board of directors, and thereby control our management. Eric Joffe also has the ability to control the outcome of corporate actions requiring stockholder approval, including mergers and other changes of corporate control, going private transactions, and other extraordinary transactions. The concentration of ownership by Eric Joffe could discourage investments in our company, or prevent a potential takeover of our company which will have a negative impact on the value of our securities.

Because of competitive pressures from competitors with more resources, Cold Gin may fail to implement its business model profitably.

The business of advertising on the Internet is highly fragmented and extremely competitive. The market for customers is intensely competitive and such competition is expected to continue to increase. There are no substantial barriers to entry in this market and we believe that our ability to compete depends upon many factors within and beyond our control, including the timing and market acceptance of new solutions and enhancements to existing solutions developed by us, our competitors, and their advisors.

We are dependent on the popularity of mixed martial arts.

Our ability to generate revenue and be successful in implementation of our business plan is dependent on the continued growth of mixed martial arts as a form of sports entertainment.

We may be unable to compete with larger or more established sports leagues for corporate advertising budgets.

We face a large and growing number of competitors in the sports and entertainment industry. Many of these competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition, and more established relationships in the industry than does the Company. As a result, certain of these competitors may be in better positions to obtain corporate advertising. We cannot be sure that we will be able to compete successfully with existing or new competitors.

We will require additional financing in order to implement our business plan. In the event we are unable to acquire additional financing, we may not be able to implement our business plan resulting in a loss of revenues and ultimately the loss of your investment.

Our products could give rise to claims that our technology infringes on the rights of others.

We are potentially subject to claims and litigation from third parties claiming that our products or processes infringe their patent or other proprietary rights. If any such actions are successful, in addition to any potential liability for damages, we could be required to obtain a license in order to continue to manufacture, use or sell the affected product or process. Litigation, which could result in substantial costs to us, may also be necessary to enforce our patent and proprietary rights and/or to determine the scope and validity of the patents or proprietary rights of others. Any intellectual property litigation would be costly and could divert the efforts and attention of our management and technical personnel, which could have a material adverse effect on our business, financial condition and results of operations. We cannot assure you that infringement claims will not be asserted in the future or that such assertions, if proven to be true, will not prevent us from selling our products or materially and adversely affect our business, financial condition and results of operations. If any such claims are asserted against us, we may seek to enter into a royalty or licensing arrangement. We cannot assure you that a license will be available on commercially reasonable terms, or at all.

We may be subject to claims of trademark infringement, which may harm our business.

We may be subject to legal proceedings alleging claims of trademark infringement in the future. If we must rebrand, it may result in significant marketing expenses and additional management time and resources, which may adversely affect our business.

Additionally, we cannot guarantee that our trademarks will be completely protected. This could cause harm to our brand and ultimately, to us. We could also spend additional time and resources fighting other entities that might infringe upon our trademarks.

We own no content currently and rely on links from other more established content providers. There can be no assurance this content will be available in the future.

We may be unable to scale our operations successfully.

Our plan is to grow rapidly. Our growth will place significant demands on our management and technology development, as well as our financial, administrative and other resources. We cannot guarantee that any of the systems, procedures and controls we put in place will be adequate to support the commercialization of our operations. Our operating results will depend substantially on the ability of our officers and key employees to manage changing business conditions and to implement and improve our financial, administrative and other resources. If we are unable to respond to and manage changing business conditions, or the scale of our products, services and operations, then the quality of our services, our ability to retain key personnel and our business could be harmed.

Mr. Joffe has no experience in framing an online business dedicated to mixed martial arts. The lack of experience in framing an online mixed martial arts business could impact our return on investment, if any.

As a result of our reliance on Mr. Joffe and his lack of experience in developing an online mixed martial arts web based business, our investors are at risk in losing their entire investment. Mr. Joffe intends to hire personnel in the future, when sufficiently capitalized, who may have the experience required to manage our company, such management is not anticipated until the occurrence of future financing. Since this offering will not sufficiently capitalize our company, future offerings will be necessary to satisfy capital needs. Until such future offering occurs, and until such management is in place, we are reliant upon Mr. Joffe to make the appropriate management decisions.

      As There Is No Public Market for Our Common Shares, They Are an Illiquid Investment and Investors May Not Be Able to Sell Their Shares.

      WE MAY EXPERIENCE DIFFICULTIES ACCURATELY FORECASTING OUR OPERATING RESULTS. THIS COULD MAKE IT MORE DIFFICULT FOR US TO SUSTAIN OUR BUSINESS OPERATIONS.

      Due to our limited operating history in the entertainment market and uncertainty regarding whether the market will accept our events and products, we may not be able to accurately forecast our future operating results. If net sales from our television programs, live events and ancillary products  fall materially short of estimated expenses, our business operations will become more difficult to sustain since we will then have to reduce our spending, raise more capital than anticipated, or do both. We may not be able to do either in a timely manner, or at all, in which case we would have to curtail or suspend certain or all of our business operations.

      WE FACE INTENSE COMPETITION FROM OTHERS SEEKING TO PROVIDE  SIMILAR PROGRAMMING.

      We face intense competition in the market for online services covering such live and televised sports entertainment from a variety of promoters such as Ultimate Fighting Championship, World Extreme Fighting, Extreme Fighting International, Gracie Brazilian Jiu-Jitsu, as well as many other organizations.  In addition, we face competition from other contests and other forms of televised entertainment. Many of our competitors are large businesses with vastly greater experience and capital resources than we possess. We can give no assurances that we will be able to compete with such companies.

      NO MARKET CURRENTLY EXISTS FOR OUR SECURITIES AND WE CANNOT ASSURE YOU THAT SUCH A MARKET WILL EVER DEVELOP, OR IF DEVELOPED, WILL BE SUSTAINED.

Our common stock is available to trade on the OTCBB under the symbol “CLGC”.  There has been no trading to date.  The bulletin board tends to be highly illiquid, in part because there is no national quotation system by which potential investors can track the market price of shares except through information received or generated by a limited number of broker-dealers that make a market in particular stocks. There is a greater chance of market volatility for securities that trade on the bulletin board as opposed to a national exchange or quotation system. This volatility may be caused by a variety of factors, including: the lack of readily available price quotations; the absence of consistent administrative supervision of "bid" and "ask" quotations; lower trading volume; and general market conditions. If no market for our shares materializes, you may not be able to sell your shares or may have to sell your shares at a significantly lower price.

     IF OUR SHARES OF COMMON STOCK ARE ACTIVELY TRADED ON A PUBLIC MARKET, THEY WILL IN ALL LIKELIHOOD BE PENNY STOCKS.

     The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. SEC regulations generally define a penny stock to be an equity security that has a market or exercise price of less than $5.00 per share, subject to certain exceptions. Such exceptions include any equity security listed on Nasdaq and any equity security issued by an issuer that has net tangible assets of at least $50,000, if that issuer has been in continuous operation for three years. Unless an exception is available, the regulations require delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, details of the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations and broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to effecting the transaction and must be given in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for securities that become subject to the penny stock rules. Since our securities are highly likely to be subject to the penny stock rules, should a public market ever develop, any market for our shares of common stock may not be liquid.

BECAUSE OUR SECURITIES ARE SUBJECT TO PENNY STOCK RULES, YOU MAY HAVE DIFFICULTY RESELLING YOUR SHARES.

Our shares as penny stocks are covered by section 15(g) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers who sell the Company's securities including the delivery of a standardized disclosure document; disclosure and confirmation of quotation prices; disclosure of compensation the broker/dealer receives; and, furnishing monthly account statements. For sales of our securities, the broker/dealer must make a special suitability determination and receive from its customer a written agreement prior to making a sale. The imposition of the foregoing additional sales practices could adversely affect a shareholder's ability to dispose of his stock.

            WE HAVE NOT PAID, AND DO NOT INTEND TO PAY, CASH DIVIDENDS IN THE FORESEEABLE FUTURE.

            We have not paid any cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future. We intend to retain future earnings, if any, for reinvestment in the development and expansion of our business. Dividend payments in the future may also be limited by other loan agreements or covenants contained in other securities that we may issue. Any future determination to pay cash dividends will be at the discretion of our board of directors and depend on our financial condition, results of operations, capital and legal requirements and such other factors as our board of directors deems relevant.

ITEM  1B.  UNRESOLVED STAFF COMMENTS.

None

ITEM  2.   DESCRIPTION OF PROPERTY.

We currently maintain our executive offices, consisting of approximately 300 square feet of space, at 1905 Pauline Blvd. Suite 1, Ann Arbor, MI 48103

ITEM 3. LEGAL PROCEEDINGS.

There are no material legal proceedings in which either we or any of our affiliates are involved which could have a material adverse effect on our business, financial condition or future operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our common stock is listed on the OTCBB under the symbol “CLGC”.  There has been no trading as of April 13, 2009.

Rules Governing Low-Price Stocks that May Affect Our Shareholders' Ability to Resell Shares of Our Common Stock

Quotations on the OTC/BB reflect inter-dealer prices, without retail mark-up, markdown or commission and may not reflect actual transactions.  Our common stock may be subject to certain rules adopted by the SEC that regulate broker-dealer practices in connection with transactions in "penny stocks".  Penny stocks generally are securities with a price of less than $5.00, other than securities registered on certain national exchanges or quoted on the Nasdaq system, provided that the exchange or system provides current price and volume information with respect to transaction in such securities.  The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our shares which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

The penny stock rules require broker-dealers, prior to a transaction in a penny stock not otherwise exempt from the rules, to make a special suitability determination for the purchaser to receive the purchaser’s written consent to the transaction prior to sale, to deliver standardized risk disclosure documents prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock.  In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt.  A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities.  Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

Holders

As of the date of this report, we have approximately 30 shareholders of record of the Company’s common stock.

Dividends.

We have not paid any dividends to our shareholders.  There are no restrictions which would limit our ability to pay dividends on common equity or that are likely to do so in the future.

EQUITY COMPENSATION PLAN INFORMATION

Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)

Weighted average exercise price of outstanding options, warrants and rights

0

Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column

0

Equity compensation plans approved by security holders

 None

Equity compensation plans not approved by security holders

 None

Recent Sales of Unregistered Securities

None

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Shareholders are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, our ability to fully establish our proposed websites and our ability to conduct business with Palm, Inc. and be successful in selling products. Although we believe the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements contained in the report will prove to be accurate.

GENERAL

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related footnotes for the year ended December 31, 2008 elsewhere in this Annual Report on Form 10-K. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

The Company was organized to develop an Internet content and commerce business related to mixed martial arts.

We intend to become a developer and marketer of content and commerce for the mixed martial arts audience products through the three Internet websites.

Significant Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements relate to the allowance for doubtful accounts. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in this Annual Report on Form l0-K for the year ended December 31, 2008.

Results of Operations

For the Years Ended December 31, 2008 and December 31, 2007

There was no revenue for the year ended December 31, 2008 or December 31, 2007 as the Company has had limited business activity.

Selling, general and administrative expenses for the year ended December 31, 2008 was $28,515 and $218 for the year ended December 31, 2007.

Professional fees for the year ended December 31, 2008 were $14,667 for accounting and auditing fees and $2,164 for the year ended December 31, 2007 for accounting related fees.

Legal fees of $1,000 for the year ended December 31, 2008 were paid to our outside attorney.  The payment of such services was made in stock by the issuance of 10,000 common shares.

Interest expense and financing costs for the years ended December 31, 2008 and 2007 were $193 and $0, respectively.

LIQUIDITY AND CAPITAL RESOURCES

In 2008, we raised $50,000 from the sale of our common stock. Our registration statement was declared effective on March 21, 2008. We successfully sold all of the shares registered in the offering.

We have incurred net losses since our inception of $48,507. In order for us to continue in existence, we will have to raise additional capital through the sale of equity or debt or generate sufficient profits from operations, or a combination of both.

7

ITEM 7. FINANCIAL STATEMENTS.

See pages beginning with page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 8A. CONTROLS AND PROCEDURES.

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our principal executive officer, who is also our principal financial officer. Based on this evaluation, we have concluded that the design and operation of our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

Our executive officers and directors are:

Name

Age

Position

Eric Joffe

30

Chairman of the Board, CEO, President

Treasurer and Secretary.

The business experience, principal occupations and employment, as well as the periods of service, of our sole director and executive officer.

The business experience, principal occupations and employment, as well as the periods of service, of our sole director and executive officer during the last five years are set forth below.

Eric Joffe  has been our Chairman of the Board and Chief Executive Officer since our inception. Mr. Joffe has been active in developing, funding, and operating various start up companies over the past 5 Years .  \

EMPLOYMENT AND CONSULTING AGREEMENTS

We have no employment or other written agreement with Eric Joffe , our President and Chief Executive Officer. The Company believes that Mr. Joffe  will continue to waive any salary for the foreseeable future, although no assurance thereof can be given.

Mr. Joffe  is involved in other business ventures, including the ownership and management other private and public businesses.

We have no employment or other written agreement with Mr. Klamka.

CODE OF ETHICS

We have not yet adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions, since we have been focusing our efforts on obtaining financing for the company. We expect to adopt a code by the end of the current fiscal year.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and persons who beneficially own more than 10% of our common stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10% beneficial owners are also required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal period ended December 31, 2006, there was compliance with all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners.

 ITEM 10. EXECUTIVE COMPENSATION.

None

COMPENSATION OF DIRECTORS

Directors do not receive compensation but are reimbursed for their expenses for each meeting of the board that they attend.

STOCK OPTION PLANS

None

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

None

EQUITY COMPENSATION PLANS

None

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

NONE.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

For the audited fiscal period ended December 31, 2008, our principal accountants have billed approximately $4,750 (2007 - $2,100) for the audit of our annual financial statements and Form 10-K and review of financial statements included in our Form 10-Q filings.

AUDIT-RELATED FEES

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under "Audit Fees".

TAX FEES

There were no fees billed during this fiscal period for tax compliance, tax advice, and tax planning services.

ALL OTHER FEES

There were no fees billed for services by our principal accountant, other than those disclosed above.

PRE-APPROVAL POLICIES AND PROCEDURES

Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cold Gin Corporation

Dated:

April 15, 2009

s/s Eric Joffe

Eric Joffe , President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE

TITLE

DATE

 ----------------

---------

---------

Chairman, President,

Secretary and

Chief Executive Officer

/s/ Eric Joffe

(Principal Executive

----------------------------

and Accounting Officer)

April 15, 2009.

Eric Joffe

COLD GIN CORPORATION

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

COLD GIN CORPORATION

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

DECEMBER 31, 2008 AND 2007

Report of Independent Registered Public Accounting Firm

F-1

Balance Sheets as of December 31, 2008 and 2007

F-2

Statements of Operations for the Years Ended

December 31, 2008 and 2007 and for the Period from

August 7, 2006 (inception) to December 31, 2008

F-3

Statement of Stockholders’ Equity (Deficit)

as of December 31, 2008

F-4

Statements of Cash Flows for the Years Ended

December 31, 2008 and 2007 and for the Period from

August 7, 2006 (inception) to December 31, 2008

F-5

Notes to Financial Statements

F-6 – F-11

Maddox Ungar Silberstein, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.maddoxungar.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Boards of Directors

Cold Gin Corporation

Ann Arbor, Michigan

We have audited the accompanying balance sheets of Cold Gin Corporation, as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and the period from August 7, 2006 (inception) to December 31, 2008.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cold Gin Corporation, as of December 31, 2008 and 2007 and the results of their operations and cash flows for the years then ended and for the period from August 7, 2006 (inception) to December 31, 2008, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Cold Gin, Inc. will continue as a going concern.  As discussed in Note 6 to the financial statements, the Company has incurred losses from operations and is in need of additional capital to grow its operations so that it can become profitable.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 6. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Maddox Ungar Silberstein, PLLC

Maddox Ungar Silberstein, PLLC

Bingham Farms, Michigan

April 9, 2009

\

COLD GIN CORPORATION

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AT DECEMBER 31, 2008 AND 2007

ASSETS	2008	2007
Current Assets
Cash and cash equivalents	$17,956	$218

TOTAL ASSETS	$17,956	$218

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$6,000	$0
Accrued interest	193	0
Note payable – related party	7,420	2,500

TOTAL LIABILITIES	13,613	2,500

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, par $0.001, 50,000,000 shares authorized, 1,360,000 shares issued and outstanding (2007 – 850,000)	1,360	850
Preferred stock, par $0.01, 1,000,000 shares authorized, -0- shares issued and outstanding	0	0
Paid in capital	51,490	1,000
Deficit accumulated during the development stage	(48,507)	(4,132)
Total Stockholders’ Equity (Deficit)	4,343	(2,282)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$17,956	$218

The accompanying notes are an integral part of the financial statements.

COLD GIN CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

AND THE PERIOD FROM AUGUST 7, 2006 (INCEPTION) TO DECEMBER 31, 2008

	Year ended December 31, 2008	Year ended December 31, 2007	Period from August 7, 2006 (inception) to December 31, 2008

GROSS REVENUES	$ -	$ -	$ -

OPERATING EXPENSES	44,182	2,382	48,314

NET OPERATING LOSS	(44,182)	(2,382)	(48,314)

OTHER EXPENSES	(193)	0	(193)

NET LOSS BEFORE INCOME TAXES	(44,375)	(2,382)	(48,507)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$ (44,375)	$ (2,382)	$ (48,507)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	948,936	850,000	-
NET LOSS PER SHARE	$ (0.05)	$ (0.00)	-

The accompanying notes are an integral part of the financial statements.

COLD GIN CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

AS OF DECEMBER 31, 2008

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid in Capital	Deficit	Total

Balance, August 7, 2006 (Inception)	-	$ 0	$ 0	$ 0	$ 0

Common stock issued	850,000	850	1,000	-	1,850

Net loss for the period ended December 31, 2006	-	-	-	(1,750)	(1,750)

Balance, December 31, 2006	850,000	850	1,000	(1,750)	100

Net loss for the year ended December 31, 2007	-	-	-	(2,382)	(2,382)

Balance, December 31, 2007	850,000	850	1,000	(4,132)	(2,282)

Shares issued for cash	500,000	500	49,500	-	50,000

Shares issued for services	10,000	10	990	-	1,000

Net loss for the year ended December 31, 2008	-	-	-	(44,375)	(44,375)

Balance, December 31, 2008	1,360,000	$ 1,360	$ 51,490	$ (48,507)	$ 4,343

The accompanying notes are an integral part of the financial statements.

COLD GIN CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

AND THE PERIOD FROM AUGUST 7, 2006 (INCEPTION) TO DECEMBER 31, 2008

	Year ended December 31, 2008	Year ended December 31, 2007	Period from August 7, 2006 (inception) to December 31, 2008
Cash Flows from Operating Activities:
Net loss	$ (44,375)	$ (2,382)	$ (48,507)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Common stock issued for services	1,000	0	1,000
Changes in Assets and Liabilities
Decrease in stock subscriptions receivable	0	100	0
Increase in accounts payable	6,000	0	6,000
Increase in accrued interest	193	0	193
Net Cash Used in Operating Activities	(37,182)	(2,282)	(41,314)

Cash Flows from Financing Activities:
Proceeds from notes payable	5,100	2,500	7,600
Payments on notes payable	(180)	0	(180)
Proceeds from the sale of common stock	50,000	0	51,850
Net Cash Provided by Financing Activities	54,920		59,270

Net Increase in Cash and Cash Equivalents	17,738	218	17,956

Cash and Cash Equivalents – Beginning	218	0	0

Cash and Cash Equivalents – Ending	$ 17,956	$ 218	$ 17,956

Supplemental Cash Flow Information:
Cash paid for interest	$ 0	$ 0	$ 0
Cash paid for income taxes	$ 0	$ 0	$ 0

The accompanying notes are an integral part of the financial statements.

COLD GIN CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Cold Gin Corporation (the “Company”) was incorporated in the State of Delaware on August 7, 2006 for the purpose of raising capital that is intended to be used in connection with its business plans which may include a possible merger, acquisition or other business combination with an operating business.

The Company is currently in the development stage. All activities of the Company to date relate to its organization, initial funding and share issuances.

Basis of Presentation

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

Use of Estimates

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Income Taxes

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

COLD GIN CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loss Per Common Share

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

Fair Value of Financial Instruments

The carrying value of cash, accounts payable, accrued interest, and notes payable approximate their fair value due to the short period of these instruments.

Stock Based Compensation

SFAS No. 123,  "Accounting for Stock-Based  Compensation,"  establishes and encourages the use of the fair value based method of accounting for stock-based compensation  arrangements under which compensation cost is determined using the fair value of stock-based  compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered.  The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in  Accounting  Principles  Board  ("APB").

Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation;  The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation issued to employees. For options granted to employees where the exercise price is less than the fair value of the stock at the date of grant, the Company recognizes an expense in accordance with APB 25. For non-employee stock based compensation the Company recognizes an expense in accordance with SFAS No. 123 and values the equity securities based on the fair value of the security on the date of grant. For stock-based awards the value is based on the market value for the stock on the date of grant and if the stock has restrictions as to transferability a discount is provided for lack of tradability.  Stock option awards are valued using the Black-Scholes option-pricing model.

Comprehensive Income

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

COLD GIN CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE 2 – CAPITAL STOCK

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

For the year ended December 31, 2008, the company issued 500,000 common shares for $50,000 and issued an additional 10,000 common shares for legal services totaling $1,000.

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

NOTE 3 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of mitigating volatility in reported earnings caused by measuring related assets and liabilities differently (without being required to apply complex hedge accounting provisions). The Company adopted this standard on December 27, 2008, and its adoption did not have a material impact on our results of operations, financial position or cash flows.

In December 2007, the FASB issued SFAS 160, Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB 51 (SFAS 160). SFAS 160 requires that non-controlling interests be reported as a separate component of equity, that net income attributable to the parent and to the non-controlling interest be separately identified in the consolidated statements of income, that changes in a parent’s ownership interest be accounted for as equity transactions, and that, when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS 160 will be applied prospectively, except for presentation and disclosure requirements which will be applied retrospectively, as of the beginning of the Company’s fiscal year 2010. The Company does not expect SFAS 160 to have a material impact on the Company’s financial position, results of operations, or cash flows.

COLD GIN CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE 3 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (continued)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. In general, the statement 1) broadens the guidance of SFAS No. 141, extending its applicability to all events where one entity obtains control over one or more other businesses, 2) broadens the use of fair value measurements used to recognize the assets acquired and liabilities assumed, 3) changes the accounting for acquisition related fees and restructuring costs incurred in connection with an acquisition, and 4) increases required disclosures. We are required to apply

SFAS No. 141(R) prospectively to business combinations for which the acquisition date is on or after January 1, 2009. Earlier application is not permitted. The Company does not expect the adoption of SFAS 141 to have a material impact on its financial position, results of operations, or cash flows.

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

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS 133 (SFAS 161). SFAS 161 applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2008. The Company adopted SFAS 161 on December 27, 2008. The Company does not expect the adoption of SFAS 161 to have a material impact on its financial position, results of operations, or cash flows.

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 provides a framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. SFAS 162 will be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411. The Company adopted SFAS 162 on November 15, 2008, which had no impact on its financial position, results of operations, or cash flow.

COLD GIN CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2008

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

NOTE 4 – NOTE PAYABLE – RELATED PARTY

The Company received a loan from Eric Joffe, a shareholder, on November 13, 2007 for $2,500.  The amount received is unsecured, due on demand, and bears interest at a rate of 8% per annum beginning January 12, 2008.  The note can be converted into common shares at any time at a conversion price of $.08 per share.

Additional net advances of $4,920 have been made by Eric Joffe.  These advances are unsecured, non-interest bearing and have no fixed terms of repayment.

NOTE 5 – INCOME TAXES

For the periods ended December 31, 2008, the Company has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $48,500 at December 31, 2008, and will expire beginning in the year 2026.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

From inception through December 31, 2008
Income tax expense at statutory rate	$ 16,490
Valuation allowance	(16,490)
Income tax expense per books	$ -

Net deferred tax assets consist of the following components as of:

From inception through December 31, 2008
NOL Carryover	$ 16,490

Valuation allowance	(16,490)
Net deferred tax asset	$ -

COLD GIN CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE 6 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred losses of $48,507 since its inception and has not yet produced revenues from operations.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Exhibit 31.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002

I, Eric Joffe, certify that:

1. I have reviewed this annual report on Form 10-KSB of Solar Acquisition Corp.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods present in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13-a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer's internal control over financing reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involved management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: April 15, 2009
/s/ Eric Joffe Eric Joffe Chairman, President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with this Annual Report of Cold Gin Corporation on Form 10-KSB for the year ending December 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Eric Joffe, Chief Executive Officer of the Company, certify to the best of my knowledge, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) Such Annual Report on form 10-KSB for the year ending December 31, 2008, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Annual Report on Form 10-KSB for the year ending December 31, 2008 fairly presents, in all material respects, the financial condition and result of operations of Solar Acquisition Corp.

/s/ Eric Joffe --------------------- Eric Joffe Chairman, President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer) April 15, 2009