Form 10-Q
period 2009-03-31
COLD GIN CORP
filed 2009-05-18
CIK 1425289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

The number of shares of Common Stock, $0.001 par value, outstanding on May 7, 2009 was 1,360,000 shares.

Transitional Small Business Disclosure Format (check one): Yes o      No x

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements included in this Form 10-Q are as follows:
Balance Sheets as of March 31, 2009 and December 31, 2008;
Statements of Earnings for the three months ended March 31, 2009 and 2008, and for the Period from Inception (August 7, 2006) to March 31, 2009;
Statement of Stockholders’ Deficit from Inception (August 7, 2006) to March 31, 2009;
Statements of Cash Flows for the three months ended March 31, 2009 and 2008, and for the Period from Inception (August 7, 2006) to March 31, 2009;
Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2009 are not necessarily indicative of the results that can be expected for the full year.

COLD GIN CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS

	MARCH 31,	DECEMBER
	2009	31, 2008
	(UNAUDITED)	(AUDITED)
ASSETS

Current
Cash	$ 10	$ 17,956
Subscription receivable	-	-

TOTAL ASSETS	$ 10	$ 17,956
LIABILITIES
Current
Accounts payable	$ 6,943	$ 6,000
Accrued interest	341	193
Notes payable - related party	7,420	7,420

Total Liabilities	14,704	13,613

STOCKHOLDERS' DEFICIT

SHARE CAPITAL
Common shares, 50,000,000 authorized, par value $0.001
- issued and outstanding, 1,360,000( 2008 -1,360,000)	1,360	1,360
Preferred stock, 1,000,000 shares authorized, par value $0.01
- issued and outstanding, nil	-	-
Additional paid-in capital	51,490	51,490
Deficit accumulated during development stage	(67,544)	(48,507)

Total Stockholders' Deficit	(14,694)	4,343

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 10	$ 17,956

See accompanying notes

COLD GIN CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF EARNINGS
(UNAUDITED)
			FROM
			INCEPTION
			(AUGUST 7,
	THREE MONTHS ENDED		2006) TO
	MARCH 31,		MARCH
	2009	2008	31, 2009

REVENUE	$ -	$ -	$ -

OPERATING EXPENSES	18,889	5,167	66,260

NET OPERATING LOSS	(18,889)	(5,167)	(66,260)

OTHER EXPENSES	(148)	-	(341)

NET LOSS BEFORE INCOME TAXES	(19,037)	(5,167)	(66,601)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$ (19,037)	$ (5,167)	$ (66,601)

Weighted Average Number of Common Shares	1,360,000	850,000

Net Loss Per Share - Basic and Fully Diluted	$ (0.01)	$ (0.01)

See accompanying notes

COLD GIN CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT
FROM INCEPTION (AUGUST 7, 2006) TO MARCH 31, 2009
~~(UNAUDITED)~~

				DEFICIT
				ACCUM'D
			ADDITIONAL	DURING
	COMMON STOCK		PAID-IN	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

Balance - August 7, 2006	-	$ -	$ -	$ -	$ -

Common stock issued	850,000	850	1,000	-	1,850

Net loss - December 31, 2006	-	-	-	(1,750)	(1,750)

Balance - December 31, 2006	850,000	850	1,000	(1,750)	100

Net loss - December 31, 2007	-	-	-	(2,382)	(2,382)

Balance - December 31, 2007	850,000	850	1,000	(4,132)	(2,282)

Shares issued for cash	500,000	500	49,500	-	50,000
Shares issued for services	10,000	10	990	-	1,000

Net loss - December 31, 2008	-	-	-	(44,375)	(44,375)

Balance - December 31, 2008	1,360,000	1,360	51,490	(48,507)	4,343

Net loss - March 31, 2009	-	-	-	(19,037)	(19,037)

Balance - March 31, 2009	1,360,000	$ 1,360	$ 51,490	$ (67,544)	$ (14,694)

See accompanying notes

COLD GIN CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS
(UNAUDITED)			FROM
			INCEPTION
			(AUGUST 7,
	THREE MONTHS ENDED		2006) TO
	MARCH 31,		MARCH
	2009	2008	31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (19,037)	$ (5,167)	$ (67,544)
Stock issued for services rendered	-	-	2,750
Changes in assets and liabilities
Accounts payable	943	-	6,943
Accrued expenses	148	-	341
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(17,946)	(5,167)	(57,510)

CASH FLOWS FROM FINANCING ACTIVITIES
Share capital issued	-	-	50,100
Proceeds from notes payable	-	5,100	7,420
NET CASH FLOWS FROM(USED IN) FINANCING ACTIVITIES	-	5,100	57,520

Net Change In Cash	(17,946)	(67)	10

Cash and Cash Equivalents - beginning of period	17,956	218	-

Cash and Cash Equivalents - end of period	$ 10	151	$ 10

SUPPLEMENTARY INFORMATION
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

See accompanying notes

  COLD GIN CORPORATION

A Development Stage Company

NOTES INTERIM FINANCIAL STATEMENTS

MARCH 31, 2009

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

COLD GIN CORPORATION

(A Development Stage Company

NOTES INTERIM FINANCIAL STATEMENTS

MARCH 31, 2009

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

The carrying value of cash, accounts payable and notes payable approximate their fair value due to the short period of these instruments.

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

(A Development Stage Company

NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2009

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

COLD GIN CORPORATION

(A Development Stage Company

NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2009

(UNAUDITED)

NOTE 2 -  CAPITAL STOCK (continued)

For the quarter ended December 31, 2008 the Company issued for cash of $50,000 a total of 500,000 shares of common stock.

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

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51 (SFAS 160). SFAS 160 requires that noncontrolling interests be reported as a separate component of equity, that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statements of income, that changes in a parent’s ownership interest be accounted for as equity transactions, and that, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS 160 will be applied prospectively, except for presentation and disclosure requirements which will be applied retrospectively, as of the beginning of the Company’s fiscal year 2010. The Company does not expect SFAS 160 to have a material impact on the Company’s financial position, results of operations, or cash flows.

COLD GIN CORPORATION

(A Development Stage Company

NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2009

NOTE 3 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (continued)

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” The purpose of this FSP is to improve disclosures by public entities and enterprises until the pending amendments to FASB Statement No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and FASB Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities”, are finalized and approved by the Board. The FSP amends Statement 140 to require public entities to provide additional disclosures about transferors’ continuing involvements with transferred financial assets. It also amends Interpretation 46(R) to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 is effective for interim and annual reporting periods ending after December 15, 2008 and should be applied prospectively.

In November 2008, the FASB issued EITF No. 08-6, “Equity Method Accounting Considerations” (“EITF 08-6”), which clarifies accounting and impairment considerations involving equity method investments after the effective date of both SFAS 141 (R) and SFAS 160. EITF 08-6 provides clarification of how business combination and noncontrolling interest accounting will impact equity method investments. EITF 08-6 is effective for fiscal years, and interim reporting periods within those fiscal years, beginning on or after December 15, 2008 and early adoption is prohibited.

Previously, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about the use of fair value measurements. SFAS No. 157 does not require new fair value measurements, but applies to accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued two Staff Positions on SFAS No. 157: (1) FSP No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”) and (2) FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-1 excludes SFAS No. 13, “Accounting for Leases” (“SFAS No. 13”) and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13 from SFAS No. 157’s scope. FSP FAS 157-2 delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.

In October 2008, FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP FAS No. 157-3”), which clarifies the application of SFAS No. 157. FSP FAS No. 157-3 provides guidance in determining the fair value of a financial asset when the market for that financial asset is not active.

COLD GIN CORPORATION

(A Development Stage Company

NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2009

(UNAUDITED)

In September 2008, the FASB issued FSP No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: an Amendment of SFAS No. 133 and FIN No. 45; and Clarification of the Effective Date of SFAS No. 161” (“FSP SFAS 133-1 and FIN 45-4”). FSP SFAS 133-1 and FIN 45-4 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of how credit derivatives and any hybrid instruments affect an entity’s financial position, financial performance and cash flows. FSP SFAS 133-1 and FIN 45-4 also expands the disclosure requirements of FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees,

Including Indirect Guarantees of Indebtedness to Others” by requiring the seller of a credit derivative to disclose the current status of the payment/performance risk of the guarantee. This statement is effective for fiscal years, and interim reporting periods within those fiscal years, ending on or after November 15, 2008.

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

COLD GIN CORPORATION

(A Development Stage Company

NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2009

(UNAUDITED)

NOTE 4 – NOTE PAYABLE – RELATED PARTY

The Company has received loans from Peter Klamka, a shareholder, on totaling $7,420 to be used for working capital.  The amount outstanding is unsecured, due on demand, and bears interest at a rate of 8% per annum beginning January 2, 2008.  The balance of the note can be converted into common shares at any time at a conversion price of $.08 per share.  Interest expense accrued for the three months ended March 31, 2009 totaled $148.

NOTE 5 – INCOME TAXES

For the three months ended March 31, 2009, the Company has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $67,500 as at March 31, 2009, and will expire beginning in the year 2026.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2009	2008

Deferred tax asset attributable to
Net operating loss carryover	$ 22,950	$ 3,162
Valuation allowance	(22,950)	(3,162)

Net deferred tax asset	$ -	$ -

COLD GIN CORPORATION

(A Development Stage Company

NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2009

(UNAUDITED)

NOTE 6 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred losses of $67,544 since its inception, has negative working capital, and has not yet produced revenues from operations.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Since our inception through March 31, 200 9 , we have not generated any revenues and have incurred a net loss of $59,200. Until January 2007, our only business activity was the formation of our corporate entity, creation of our business model, and analyzing the viability of our business, which included the development of our initial website. We anticipate the commencement of generating revenues in the next twelve months, of which we can provide no assurance. The capital raised in our offering has been budgeted to cover the costs associated with advertising on the Internet to draw attention to our website, costs associated with website enhancements, and covering various filing fees and transfer agent fees to complete our early money raise through our S-1 offering. We believe that advertising revenues and small amounts of equity will be sufficient to support the limited costs associated with our initial ongoing operations for the next twelve months. There can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flow from listing fees will be adequate to maintain our business. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in the registration statement.

Plan of Operation

We are attempting to build  www.mmaonly.com into a leading destination on the Internet for fans and athletes interested in mixed martial arts. Our principal goal is to earn revenues by uniting readers and advertisers. In order to generate revenues during the next twelve months, we must:

1. Enhance our existing website – We believe that using the Internet for a consumer information facility, online destination, and online retail establishment will provide us a base for operating our company. We registered the domain name www.mmaonly.com and have developed a preliminary website, where we expect to expand the site to be more comprehensive. We have begun construction on the preliminary aspects of our website, and intend to have a fully developed website during the second quarter of 2009. We currently show MMA videos on our site.

2. Develop and implement a marketing plan – Once we establish our presence on the Internet, we intend to devote our efforts to developing and implementing a plan to market our services to businesses. In order to promote our company and attract customers, we plan to advertise via the Internet in the form of banner ads, link sharing programs and search engine placements. We expect to generate some revenues from our MMA content offerings during the second quarter of 2009, however, during the second quarter of 2009 we expect to formalize and implement a marketing scheme.

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

We were incorporated in August 2006 as a Delaware corporation. As a result of our start-up operations we have; (i) generated no revenues, (ii) accumulated deficits of $67,544 for the three months ended March 31, 2009, and (iii) we have incurred losses of $44,375 and $19,037 for the year ended December 31, 2008 and three months ended March 31, 2009 respectively, and have been focused on organizational and start-up activities, business plan development, and website design since we incorporated. Although we have established a website and commenced showing content related to mixed martial arts, there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our service, the level of our competition and our ability to attract and maintain key management and employees. Additionally, our auditor’s report reflects that the ability of Cold Gin   to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues.

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

As a result of our deficiency in working capital at March 31, 2009 and other factors, our auditors have included a paragraph in their report regarding substantial doubt about our ability to continue as a going concern.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of Cold Gin; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Cold Gin are being made only in accordance with authorizations of management and directors of Cold Gin, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Cold Gin ’s assets that could have a material effect on the financial statements.

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

Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds From Sales of Registered Securities

Our Registration Statement on Form S-1 (File No. 08685409), related to our initial public offering, was declared effective by the SEC on March 21, 2008. A total of 500,000 shares of our Common Stock were registered with the SEC with an aggregate offering price of $50,000. All of these shares were registered on our behalf. As of March 31, 2009 we have sold 500,000 shares for $50,000.

Item 3.

Defaults Upon Senior Securities.

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

None.

Item 5.

Other Information.

None.

Item 6.

Exhibits and Reports on Form 8-K.

Exhibits

Exhibit number

Exhibit description

3(i)(a)Articles of Incorporation of Cold Gin  Inc.  incorporated by reference as part of S-1 filed previously

Bylaws of Cold Gin  Inc.  incorporated by reference as part of S-1 filed previously

10.1Subscription Agreement incorporated by reference as part of S-1 filed previously

31 Certification pursuant to Section 302 of the Sarbanes-Oxley Act

32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLD GIN, INC.

(Registrant)

By:/s/ Eric Joffe

Eric Joffe, President &

 Chief Executive Officer (On behalf of

 the registrant and as principal accounting

 officer)

 Date: May 15, 2009

Exhibit 31.1

CERTIFICATIONS

I, Eric Joffe, Chief Executive and Principal Accounting Officer of Cold Gin Corporation., certify that:

1.

I have reviewed this Quarterly Report on Form 10-Q of Cold Gin Corporation;

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

May 15, 2009

/s/ Eric Joffe

           Eric Joffe, Principal  Executive Officer  and

  Principal Financial  Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Cold Gin Corporation. (the “Company”) on Form 10-QSB for the quarter ending March 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, in the capacities and on the date indicated below, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

(1)

The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 15, 2009	By: /s/ Eric Joffe
Principal Executive Officer and
Principal Financial Officer