Form 10-K/A
period 2008-12-31
COLD GIN CORP
filed 2009-08-06
CIK 1425289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Exhibit 31.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002

I, Eric Joffe, certify that:

1. I have reviewed this annual report on Form 10-K/A of Cold Gin Corporation.;

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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with this Annual Report of Cold Gin Corporation on Form 10-K/A for the year ending December 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Eric Joffe, Chief Executive Officer of the Company, certify to the best of my knowledge, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) Such Annual Report on form 10-KSB for the year ending December 31, 2008, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Annual Report on Form 10-K/A for the year ending December 31, 2008 fairly presents, in all material respects, the financial condition and result of operations of Cold Gin Corporation.

/s/ Eric Joffe --------------------- Eric Joffe Chairman, President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer) April 15, 2009