Form 10-Q
period 2009-06-30
COLD GIN CORP
filed 2009-08-12
CIK 1425289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

215 Dino Drive

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
Balance Sheets as of June 30 , 2009 (unaudited) and December 31, 2008 (audited);
Statements of Opeartions for the three months and six months ended June 30, 2009 and 2008, and for the Period from Inception (August 7, 2006) to June 30, 2009 (unaudited);
Statement of Stockholders’ Deficit from Inception (August 7, 2006) to June 30, 2009 (unaudited);
Statements of Cash Flows for the six months ended June 30, 2009 and 2008, and for the Period from Inception (August 7, 2006) to June 30, 2009 (unaudited);
Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim periods ended June 30, 2009 are not necessarily indicative of the results that can be expected for the full year.

COLD GIN CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS

	JUNE 30,	DECEMBER
	2009	31, 2008
	(UNAUDITED)	(AUDITED)
ASSETS

Current
Cash	$ 55	$ 17,956
Subscription receivable	-	-

TOTAL ASSETS	$ 55	$ 17,956

LIABILITIES

Current
Accounts payable	$ 2,750	$ 5,250
Notes payable - related party	10,565	7,420

Total Liabilities	13,315	12,670

STOCKHOLDERS' DEFICIT

SHARE CAPITAL
Common shares, 50,000,000 authorized, par value $0.001
- issued and outstanding, 1,360,000 (December 31, 2008 -1,360,000)	1,360	1,360
Preferred stock, 1,000,000 shares authorized, par value $0.01
- issued and outstanding, nil	-	-
Additional paid-in capital	51,490	51,490
Deficit accumulated during development stage	(66,110)	(47,564)

Total Stockholders' Deficit	(13,260)	5,286

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 55	$ 17,956

The accompanying notes are an integral part of these financial statements.
COLD GIN CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS
(UNAUDITED)
					FROM
					INCEPTION
					(AUGUST 7,
	THREE MONTHS ENDED		SIX MONTHS ENDED		2006) TO
	JUNE 30,		JUNE 30,		JUNE
	2009	2008	2009	2008	30, 2009

REVENUE			$ -	$ -	$ -

OPERATING EXPENSES
Selling, general and administrative	600	3,063	18,546	8,230	66,110

Total Operating Expenses	600	3,063	18,546	8,230	66,110

NET LOSS	$ (600)	$ (3,063)	$ (18,546)	$ (8,230)	$ (66,110)

Weighted Average Number of Common Shares	1,360,000	854,166	1,360,000	854,166

Net Loss Per Share - Basic and Fully Diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)

The accompanying notes are an integral part of these financial statements ..

COLD GIN CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT
FROM INCEPTION (AUGUST 7, 2006) TO JUNE 30, 2009
(UNAUDITED)

				DEFICIT
				ACCUM'D
			ADDITIONAL	DURING
	COMMON STOCK		PAID-IN	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

Balance - August 7, 2006	-	$ -	$ -	$ -	$ -

Common stock issued	850,000	850	1,000	-	1,850

Net loss - December 31, 2006	-	-	-	(1,750)	(1,750)

Balance - December 31, 2006	850,000	850	1,000	(1,750)	100

Net loss - December 31, 2007	-	-	-	(2,382)	(2,382)

Balance - December 31, 2007	850,000	850	1,000	(4,132)	(2,282)

Shares issued for cash	500,000	500	49,500	-	50,000
Shares issued for services	10,000	10	990	-	1,000

Net loss - December 31, 2008	-	-	-	(43,432)	(43,432)

Balance - December 31, 2008	1,360,000	$ 1,360	$ 51,490	$ (47,564)	$ 5,286

Net loss - June 30, 2009	-	-	-	(18,546)	(18,546)

Balance - June 30, 2009	1,360,000	$ 1,360	$ 51,490	$ (66,110)	$ (13,260)

The accompanying notes are an integral part of these financial statements. COLD GIN CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS
(UNAUDITED)			FROM
			INCEPTION
			(AUGUST 7,
	SIX MONTHS ENDED		2006) TO
	JUNE 30,		JUNE
	2009	2008	30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (18,546)	$ (8,230)	$ (66,110)
Stock issued for services rendered	-	1,000	2,750
Changes in assets and liabilities
Accounts payable	(2,500)	-	2,750

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(21,046)	(7,230)	(60,610)

CASH FLOWS FROM FINANCING ACTIVITIES
Share capital issued	-	4,500	50,100
Proceeds from notes payable	3,145	5,100	10,565
NET CASH FLOWS FROM(USED IN) FINANCING ACTIVITIES	3,145	9,600	60,665

Net Change In Cash	(17,901)	2,370	55

Cash and Cash Equivalents - beginning of period	17,956	218	-

Cash and Cash Equivalents - end of period	$ 55	2,588	$ 55

SUPPLEMENTARY INFORMATION
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

COLD GIN CORPORATION

A Development Stage Company

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009

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

COLD GIN CORPORATION

(A Development Stage Company

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009

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

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009

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

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009

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

NOTE 3 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 4 – NOTE PAYABLE – RELATED PARTY

The Company received a loan from Peter Klamka, a shareholder, on November 13, 2007 for $2,500 of which $1,110 is still outstanding.  The amount still outstanding is unsecured, due on demand, and bears interest at a rate of 8% per annum beginning January 2, 2008.  The balance of the note can be converted into common shares at any time at a conversion price of $.08 per share.

NOTE 5 – INCOME TAXES

For the periods ended June 30, 2009, the Company has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $66,100 as at June 30, 2009, and will expire beginning in the year 2026.

COLD GIN CORPORATION

(A Development Stage Company

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009

NOTE 5 – INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2009	2008

Deferred tax asset attributable to
Net operating loss carryover	$ 22,474	$ 4,203
Valuation allowance	(22,474)  ~~(220,474)~~	(4,203)

Net deferred tax asset	$ -	$ -

NOTE 6 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred losses of $66,110 since its inception, has negative working capital, and has not yet produced revenues from operations.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Since our inception through June 30, 2009, we have not generated any revenues and have incurred a net loss of $66,110. Until January 2007, our only business activity was the formation of our corporate entity, creation of our business model, and analyzing the viability of our business, which included the development of our initial website. We anticipate the commencement of generating revenues in the next twelve months, of which we can provide no assurance. The capital raised in our offering has been budgeted to cover the costs associated with advertising on the Internet to draw attention to our website, costs associated with website enhancements, and covering various filing fees and transfer agent fees to complete our early money raise through our S-1 offering. We believe that advertising revenues and small amounts of equity will be sufficient to support the limited costs associated with our initial ongoing operations for the next twelve months. There can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flow from listing fees will be adequate to maintain our business. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in the registration statement.

Plan of Operation

We are attempting to build  www.mmaonly.com into a leading destination on the Internet for fans and athletes interested in mixed martial arts. Our principal goal is to earn revenues by uniting readers and advertisers. In order to generate revenues during the next twelve months, we must:

1. Enhance our existing website – We believe that using the Internet for a consumer information facility, online destination, and online retail establishment will provide us a base for operating our company. We registered the domain name www.mmaonly.com and have developed a preliminary website, where we expect to expand the site to be more comprehensive. We have begun construction on the preliminary aspects of our website, and intend to have a fully developed website during the Fourth quarter of 2009. We currently show MMA videos on our site.

2. Develop and implement a marketing plan – Once we establish our presence on the Internet, we intend to devote our efforts to developing and implementing a plan to market our services to businesses. In order to promote our company and attract customers, we plan to advertise via the Internet in the form of banner ads, link sharing programs and search engine placements. We expect to generate some revenues from our MMA content offerings during the ~~t~~ Fourth  quarter of 2009, however, during the third quarter of 2009 we expect to formalize and implement a marketing scheme.

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

We were incorporated in August 2006 as a Delaware corporation. As a result of our start-up operations we have; (i) generated no revenues, (ii) accumulated deficits of $66,110 for the six months ended June 30 , 2009, and (iii) we have incurred losses of $47,564 and $18,546 for the year ended December 31, 2008 and Six months ended June 30, 2009 respectively, and have been focused on organizational and start-up activities, business plan development, and website design since we incorporated. Although we have established a website and commenced showing content related to mixed martial arts, there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our service, the level of our competition and our ability to attract and maintain key management and employees. Additionally, our auditor’s report reflects that the ability of Cold Gin to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues.

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

As a result of our deficiency in working capital at June 30, 2009 and other factors, our auditors have included a paragraph in their report regarding substantial doubt about our ability to continue as a going concern.

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

Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds From Sales of Registered Securities

Our Registration Statement on Form S-1 (File No. 08685409), related to our initial public offering, was declared effective by the SEC on March 21, 2008. A total of 500,000 shares of our Common Stock were registered with the SEC with an aggregate offering price of $50,000. All of these shares were registered on our behalf. As of June 30, 2009 we have sold 500,000 shares for $50,000.

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

Date: August 11, 2009

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

August 11, 2009

/s/ Eric Joffe

           Eric Joffe, Principal  Executive Officer  and

  Principal Financial  Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Cold Gin Corporation. (the “Company”) on Form 10-Q for the quarter ending June 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, in the capacities and on the date indicated below, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

(1)

The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  August 11, 2009

By: /s/ Eric Joffe
Principal Executive Officer and
Principal Financial Officer