Form 10-Q
period 2009-09-30
COLD GIN CORP
filed 2009-11-16
CIK 1425289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     No x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes x      No

The number of shares of Common Stock, $0.001 par value, outstanding on
Septermer 30, 2009 was 1,360,000 shares.

Transitional Small Business Disclosure Format (check one): Yes       No x

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements included in this Form 10-Q are as follows:
Balance Sheets as of September 30 , 2009 (unaudited) and December 31, 2008 (audited);
Statements of Operations for the three months and nine months ended September 30, 2009 and 2008, and for the Period from Inception (August 7, 2006) to September 30, 2009 (unaudited);
Statement of Stockholders’ Deficit from Inception (August 7, 2006) to September 30, 2009 (unaudited);
Statements of Cash Flows for the nine months ended September 30, 2009 and 2008, and for the Period from Inception (August 7, 2006) to September 30, 2009 (unaudited);
Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim periods ended September 30, 2009 are not necessarily indicative of the results that can be expected for the full year.

COLD GIN CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER
	2009	31, 2008
	(UNAUDITED)	(AUDITED)
ASSETS

Current
Cash	$ 15	$ 17,956
Subscription receivable	-	-

TOTAL ASSETS	$ 15	$ 17,956

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$ 2,750	$ 5,250
Due to affiliate	110	-
Notes payable - related party	11,775	7,420

Total Liabilities	14,635	12,670

STOCKHOLDERS' DEFICIT

SHARE CAPITAL
Common shares, 50,000,000 authorized, par value $0.001
- issued and outstanding, 1,360,000(December 31, 2008 -1,360,000)	1,360	1,360
Preferred stock, 1,000,000 shares authorized, par value $0.01
- issued and outstanding, nil	-	-
Additional paid-in capital	51,490	51,490
Deficit accumulated during development stage	(67,470)	(47,564)

Total Stockholders' Deficit	(14,620)	5,286

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 15	$ 17,956

The accompanying notes are an integral part of these financial statements COLD GIN CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS
(UNAUDITED)
					FROM
					INCEPTION
					(AUGUST 7,
	THREE MONTHS ENDED		NINE MONTHS ENDED		2006) TO
	SEPTEMBER 30,		SEPTEMBER 30,		SEPTEMBER
	2009	2008	2009	2008	30, 2009

REVENUE	$ -	$ -	$ -	$ -	$ -

OPERATING EXPENSES
Selling, general and administrative	1,360	3,992	19,906	15,754	67,470

Total Operating Expenses	1,360	3,992	19,906	15,754	67,470

NET LOSS	$ (1,360)	$ (3,992)	$ (19,906)	$ (15,754)	$ (67,470)

Weighted Average Number of Common Shares	1,360,000	930,348	1,360,000	882,909

Net Loss Per Share - Basic and Fully Diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.02)

COLD GIN CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT
FROM INCEPTION (AUGUST 7, 2006) TO SEPTEMBER 30, 2009
(UNAUDITED)

				DEFICIT
				ACCUM'D
			ADDITIONAL	DURING
	COMMON STOCK		PAID-IN	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

Balance - August 7, 2006	-	$ -	$ -	$ -	$ -

Common stock issued	850,000	850	1,000	-	1,850

Net loss - December 31, 2006	-	-	-	(1,750)	(1,750)

Balance - December 31, 2006	850,000	850	1,000	(1,750)	100

Net loss - December 31, 2007	-	-	-	(2,382)	(2,382)

Balance - December 31, 2007	850,000	850	1,000	(4,132)	(2,282)

Shares issued for cash	500,000	500	49,500	-	50,000
Shares issued for services	10,000	10	990	-	1,000

Net loss - December 31, 2008	-	-	-	(43,432)	(43,432)

Balance - December 31, 2008	1,360,000	$ 1,360	$ 51,490	$ (47,564)	$ 5,286

Net loss - September 30, 2009	-	-	-	(19,906)	(19,906)

Balance - September 30, 2009	1,360,000	$ 1,360	$ 51,490	$ (67,470)	$ (14,620)

COLD GIN CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS
(UNAUDITED)			FROM
			INCEPTION
			(AUGUST 7,
	NINE MONTHS ENDED		2006) TO
	SEPTEMBER 30,		SEPTEMBER
	2009	2008	30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (19,906)	$ (15,754)	$ (67,470)
Stock issued for services rendered	-	1,000	2,750
Changes in assets and liabilities
Accounts payable	(2,500)	-	2,750

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(22,406)	(14,754)	(61,970)

CASH FLOWS FROM FINANCING ACTIVITIES
Share capital issued	-	9,800	50,100
Advance from affiliate	110	-	110
Proceeds from notes payable	4,355	4,920	11,775
NET CASH FLOWS FROM(USED IN) FINANCING ACTIVITIES	4,465	14,720	61,985

Net Change In Cash	(17,941)	(34)	15

Cash and Cash Equivalents - beginning of period	17,956	218	-

Cash and Cash Equivalents - end of period	$ 15	184	$ 15

SUPPLEMENTARY INFORMATION
Interest paid	$ 224	$ -	$ 224
Income taxes paid	$ -	$ -	$ -

COLD GIN CORPORATION

A Development Stage Company

NOTES INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

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

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of management, these interim financial statements include all adjustments necessary in order to make them not misleading.

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

COLD GIN CORPORATION

(A Development Stage Company

NOTES INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

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

SEPTEMBER 30, 2009

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

COLD GIN CORPORATION

(A Development Stage Company

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

NOTE 2 -  CAPITAL STOCK (continued)

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

NOTE 3 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2009, the Financial Accounting Standards Board (FASB) issued guidance for accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. This guidance modified earlier guidance to provide that contingent assets acquired or liabilities assumed in a business combination be recorded at fair value if the acquisition-date fair value can be determined during the measurement period. If not, such items would be recognized at the acquisition date if they meet the recognition requirements under GAAP for accounting for contingencies. In periods after the acquisition date, an acquirer shall account for contingent assets and liabilities that were not recognized at the acquisition date in accordance with other applicable GAAP, as appropriate. Items not recognized as part of the acquisition but recognized subsequently would be reflected in that subsequent period’s income. This guidance, which was effective for the Company when issued, has no impact on the Company’s current financial statements, but will apply to any future acquisitions.

In April 2009, the FASB issued guidance concerning interim disclosures about fair value of financial instruments requiring publicly traded companies to provide disclosure about the fair value of financial instruments whenever interim summarized financial information is reported. Previously, disclosures about the fair value of financial instruments were only required on an annual basis. Disclosure shall include the method(s) and significant assumptions used to estimate the fair value of financial instruments and shall describe changes in method(s) and significant assumptions, if any, during the period. This guidance was effective for interim and annual periods ending after June 15, 2009, and, as such, the Company began including this disclosure with its second quarter 2009 financial statements.

COLD GIN CORPORATION

(A Development Stage Company

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

NOTE 3 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (continued)

In May 2009, the FASB issued guidance regarding the disclosure of subsequent events. This guidance made no changes to current accounting but added required disclosures regarding the date through which the Company has evaluated subsequent events and whether that evaluation date is the date of financial statement issuance or the date the financial statements were available to be issued. This guidance was effective for interim and annual periods ending after June 15, 2009.

 In June 2009, the FASB issued guidance changing the approach used to determine the primary beneficiary of a variable interest entity. The guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity, amends previous guidance for determining whether an entity is a variable interest entity, and adds as a reconsideration event any change in facts and circumstances where the holders of the equity investment at risk, as a group, lose the power to direct the activities of the entity that most significantly impact the entity’s economic performance. In addition, the revised guidance requires enhanced disclosures regarding an enterprise’s involvement in a variable interest entity. The new guidance is effective for the Company beginning January 1, 2010 and is not expected to have a material impact on the Company’s financial statements.

NOTE 4 – NOTE PAYABLE – RELATED PARTY

The Company has received various loans from Peter Klamka, a shareholder totaling $11,775. The amount still outstanding is unsecured, due on demand, and bears interest at a rate of 8% per annum beginning January 2, 2008.  The balance of the note can be converted into common shares at any time at a conversion price of $.08 per share.

NOTE 5 – INCOME TAXES

For the nine months ended September 30, 2009, the Company has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $67,470 as at September 30, 2009, and will expire beginning in the year 2026.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

COLD GIN CORPORATION

(A Development Stage Company

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

NOTE 5 – INCOME TAXES(continued)

	2009	2008

Deferred tax asset attributable to
Net operating loss carryover	$ 22,940	$ 6,761
Valuation allowance	(22,940)	(6,761)

Net deferred tax asset	$ -	$ -

NOTE 6 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred losses of $67,470 since its inception, has negative working capital, and has not yet produced revenues from operations.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 7 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to September 30, 2009 through November 16, 2009 and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Since our inception through September 30, 2009, we have not generated any revenues and have incurred a net loss of $67,470. Until January 2007, our only business activity was the formation of our corporate entity, creation of our business model, and analyzing the viability of our business, which included the development of our initial website. We anticipate the commencement of generating revenues in the next twelve months, of which we can provide no assurance. The capital raised in our offering has been budgeted to cover the costs associated with advertising on the Internet to draw attention to our website, costs associated with website enhancements, and covering various filing fees and transfer agent fees to complete our early money raise through our S-1 offering. We believe that advertising revenues and small amounts of equity will be sufficient to support the limited costs associated with our initial ongoing operations for the next twelve months. There can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flow from listing fees will be adequate to maintain our business. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in the registration statement.

Plan of Operation

We are attempting to build out  www.mmaonly.com into a leading destination on the Internet for fans and athletes interested in mixed martial arts. Our principal goal is to earn revenues by uniting readers and advertisers. In order to generate revenues during the next twelve months, we must:

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

2. Develop and implement a marketing plan – Once we establish our presence on the Internet, we intend to devote our efforts to developing and implementing a plan to market our services to businesses. In order to promote our company and attract customers, we plan to advertise via the Internet in the form of banner ads, link sharing programs and search engine placements. We expect to generate some revenues from our MMA content offerings during the Fourth  quarter of 2009, however, during the fourth quarter of 2009 we expect to formalize and implement a marketing scheme.

3. Develop and implement a comprehensive consumer information website – We intend to create an online news source regarding mixed martial arts. Initially, we intend to allow users to post articles and news about their favorite MMA athletes and events. We also intend to display press releases and formal news items from other Internet sources our  site. We also intend to create user forums to allow discussions related to mixes martial arts.

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

We were incorporated in August 2006 as a Delaware corporation. As a result of our start-up operations we have; (i) generated no revenues, (ii) accumulated deficits of $67,470 for the period from inception to September 30 , 2009, and (iii) we have incurred losses of $43,432 and $19,906 for the year ended December 31, 2008 and nine months ended September 30, 2009 respectively, and have been focused on organizational and start-up activities, business plan development, and website design since we incorporated. Although we have established a website and commenced showing content related to mixed martial arts, there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our service, the level of our competition and our ability to attract and maintain key management and employees. Additionally, our auditor’s report reflects that the ability of Cold Gin to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally acceptedaccounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of Cold Gin; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Cold Gin are being made only in accordance with authorizations of management and directors of Cold Gin, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Cold Gin ’s assets that could have a material effect on the financial statements.

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

Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds From Sales of Registered Securities

Our Registration Statement on Form S-1 (File No. 08685409), related to our initial public offering, was declared effective by the SEC on March 21, 2008. A total of 500,000 shares of our Common Stock were registered with the SEC with an aggregate offering price of $50,000. All of these shares were registered on our behalf. As of September 30, 2009 we have sold 500,000 shares for $50,000.

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

13

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLD GIN, INC.

(Registrant)

By:/s/ Eric Joffe

Eric Joffe, President &

Chief Executive Officer (On behalf of

the registrant and as principal accounting

officer)

Date: November 16, 2009

Exhibit 31.1

CERTIFICATIONS

I, Eric Joffe, Chief Executive and Principal Accounting Officer of Cold Gin Corp., certify that:

1.

I have reviewed this Quarterly Report on Form 10-Q of Cold Gin Corp.;

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

November 16, 2009

/s/ Eric Joffe

Eric Joffe, Principal  Executive Officer  and

  Principal Financial  Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Cold Gin Corp. (the “Company”) on Form 10-Q for the quarter ending September 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, in the capacities and on the date indicated below, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

(1)

The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 16, 2009	By: /s/ Eric Joffe
Principal Executive Officer and
Principal Financial Officer