Form 10-K
period 2009-12-31
COLD GIN CORP
filed 2010-05-04
CIK 1425289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the fiscal year ended December 31, 2009

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

215 Dino Drive  Ann Arbor MI 48103

 (Address of principal executive offices) (Zip Code)

Issuer's telephone number: (734) 686-0137

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, $0.001 PAR VALUE

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-K is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State issuer's revenues for its most recent fiscal year: $ 0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $0 as of May 3, 2010,.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:1,360,000 as of May 3, 2010 .

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

We are currently developing all three sites for anticipated launches in 2010. We previously operated a site located at the domain www.mmaonly.com but are currently revising its content offerings.

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

We currently maintain our executive offices, consisting of approximately 300 square feet of space, at 215 Dino Drive Ann Arbor , MI 48103

ITEM 3. LEGAL PROCEEDINGS.

There are no material legal proceedings in which either we or any of our affiliates are involved which could have a material adverse effect on our business, financial condition or future operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our common stock is listed on the OTCBB under the symbol “CLGC”.  There has been no trading as of  May 3, 2010.

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

GENERAL

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related footnotes for the year ended December 31, 2009 elsewhere in this Annual Report on Form 10-K. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

Results of Operations

For the Years Ended December 31, 2009 and December 31, 2008

There was no revenue for the year ended December 31, 2009 or December 31, 2008 as the Company has had limited business activity.

Selling, general and administrative expenses for the year ended December 31, 2009 was $19,404 and $29,515 for the year ended December 31, 2008.

Professional fees for the year ended December 31, 2009 were $4,750 for accounting and auditing fees and $14,667 for the year ended December 31, 2008 for accounting related fees.

Legal fees of $0 for the year ended December 31, 2009 were paid to our outside attorney.

Interest expense and financing costs for the years ended December 31, 2009 and 2008 were $200 and $193, respectively.

LIQUIDITY AND CAPITAL RESOURCES

In 2008, we raised $50,000 from the sale of our common stock. Our registration statement was declared effective on March 21, 2008. We successfully sold all of the shares registered in the offering.

We have incurred net losses since our inception of $72,863. In order for us to continue in existence, we will have to raise additional capital through the sale of equity or debt or generate sufficient profits from operations, or a combination of both.

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

31

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

We have no employment or other written agreement with Eric Joffe, our President and Chief Executive Officer. The Company believes that Mr. Joffe will continue to waive any salary for the foreseeable future, although no assurance thereof can be given.

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

NONE.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

For the audited fiscal period ended December 31, 2009, our principal accountants have billed approximately $4,750 (2008 - $4,750) for the audit of our annual financial statements and Form 10-K and review of financial statements included in our Form 10-Q filings.

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

May 3, 2010

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

May 3, 2010.

Eric Joffe

COLD GIN CORPORATION

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

DECEMBER 31, 2009

COLD GIN CORPORATION

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

DECEMBER 31, 2009

Report of Independent Registered Public Accounting Firm

F-1

Balance Sheets as of December 31, 2009 and 2008

F-2

Statements of Operations for the Years Ended

December 31, 2009 and 2008 and for the Period from

August 7, 2006 (inception) to December 31, 2009

F-3

Statement of Stockholders’ Equity (Deficit)

as of December 31, 2009

F-4

Statements of Cash Flows for the Years Ended

December 31, 2008 and 2008 and for the Period from

August 7, 2006 (inception) to December 31, 2009

F-5

Notes to Financial Statements

F-6 – F-10

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Boards of Directors

Cold Gin Corporation

Ann Arbor, Michigan

We have audited the accompanying balance sheets of Cold Gin Corporation, as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and the period from August 7, 2006 (inception) to December 31, 2009.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cold Gin Corporation, as of December 31, 2009 and 2008 and the results of their operations and cash flows for the years then ended and for the period from August 7, 2006 (inception) to December 31, 2009, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Cold Gin Corporation will continue as a going concern.  As discussed in Note 7 to the financial statements, the Company has incurred losses from operations and is in need of additional capital to grow its operations so that it can become profitable.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 7. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

April 30, 2010

COLD GIN CORPORATION

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AT DECEMBER 31, 2009 AND 2008

ASSETS	2009	2008

Current Assets
Cash and cash equivalents	$ 5	$ 17,956

TOTAL ASSETS	$ 5	$ 17,956

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable	$ 6,850	$ 6,000
Accrued interest	393	193
Note payable	110	0
Note payable – related party	12,665	7,420

TOTAL LIABILITIES	20,018	13,613

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, par $0.001, 50,000,000 shares authorized, 1,360,000 shares issued and outstanding	1,360	1,360
Preferred stock, par $0.01, 1,000,000 shares authorized, -0- shares issued and outstanding	0	0
Paid in capital	51,490	51,490
Deficit accumulated during the development stage	(72,863)	(48,507)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(20,013)	4,343

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ 5	$ 17,956

The accompanying notes are an integral part of the financial statements.

COLD GIN CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

AND THE PERIOD FROM AUGUST 7, 2006 (INCEPTION) TO DECEMBER 31, 2009

	Year ended December 31, 2009	Year ended December 31, 2008	Period from August 7, 2006 (inception) to December 31, 2009

GROSS REVENUES	$ -	$ -	$ -

OPERATING EXPENSES	24,156	44,182	72,470

NET OPERATING LOSS	(24,156)	(44,182)	(72,470)

OTHER EXPENSES	(200)	(193)	(393)

NET LOSS BEFORE INCOME TAXES	(24,356)	(44,375)	(72,863)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$ (24,356)	$ (44,375)	$ (72,863)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	1,360,000	948,936
NET LOSS PER SHARE	$ (0.02)	$ (0.05)

The accompanying notes are an integral part of the financial statements.

COLD GIN CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

AS OF DECEMBER 31, 2009

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid in Capital	Deficit	Total

Balance, August 7, 2006 (Inception)	-	$ 0	$ 0	$ 0	$ 0

Common stock issued	850,000	850	1,000	-	1,850

Net loss for the period ended December 31, 2006	-	-	-	(1,750)	(1,750)

Balance, December 31, 2006	850,000	850	1,000	(1,750)	100

Net loss for the year ended December 31, 2007	-	-	-	(2,382)	(2,382)

Balance, December 31, 2007	850,000	850	1,000	(4,132)	(2,282)

Shares issued for cash	500,000	500	49,500	-	50,000

Shares issued for services	10,000	10	990	-	1,000

Net loss for the year ended December 31, 2008	-	-	-	(44,375)	(44,375)

Balance, December 31, 2008	1,360,000	1,360	51,490	(48,507)	4,343

Net loss for the year ended December 31, 2009	-	-	-	(24,356)	(24,356)

Balance, December 31, 2009	1,360,000	$ 1,360	$ 51,490	$ (72,863)	$ (20,013)

The accompanying notes are an integral part of the financial statements.

COLD GIN CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

AND THE PERIOD FROM AUGUST 7, 2006 (INCEPTION) TO DECEMBER 31, 2009

	Year ended December 31, 2009	Year ended December 31, 2008	Period from August 7, 2006 (inception) to December 31, 2009
Cash Flows from Operating Activities:
Net loss for the period	$ (24,356)	$ (44,375)	$ (72,863)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Common stock issued for services	0	1,000	1,000
Changes in Assets and Liabilities
Increase in accounts payable	850	6,000	6,850
Increase in accrued interest	200	193	393
Net Cash Used in Operating Activities	(23,306)	(37,182)	(64,620)

Cash Flows from Financing Activities:
Proceeds from note payable – related party	5,245	5,100	12,845
Proceeds from note payable	110	0	110
Payments on notes payable	0	(180)	(180)
Proceeds from the sale of common stock	0	50,000	51,850
Net Cash Provided by Financing Activities	5,355	54,920	64,625

Net Increase (Decrease) in Cash and Cash Equivalents	(17,951)	17,738	5

Cash and Cash Equivalents – Beginning	17,956	218	0

Cash and Cash Equivalents – Ending	$ 5	$ 17,956	$ 5

Supplemental Cash Flow Information:
Cash paid for interest	$ 0	$ 0	$ 0
Cash paid for income taxes	$ 0	$ 0	$ 0

The accompanying notes are an integral part of the financial statements.

COLD GIN CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2009

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

DECEMBER 31, 2009

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

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718). To date, the Company has not adopted a stock option plan and has not granted any stock options.

As of December 31, 2009, the Company has not issued any stock-based payments to its employees.

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS 165 (ASC 855-10) entitled “Subsequent Events”.  Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS 165 (ASC 855-10) provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS 165 (ASC 855-10) is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of SFAS 165 (ASC 855-10) during the quarter ended September 30, 2009 did not have a significant effect on the Company’s financial statements as of that date or for the quarter or year-to-date period then ended. In connection with preparing the accompanying unaudited financial statements as of September 30, 2009 and for the quarter and nine month period ended September 30, 2009, management evaluated subsequent events through the date that such financial statements were issued (filed with the SEC).

COLD GIN CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. (“SFAS 168” or ASC 105-10) SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009 and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact the Company’s results of operations or financial condition. The Codification did not change GAAP, however, it did change the way GAAP is organized and presented.

As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

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

There were no additional shares issued during the year ended December 31, 2009. The total number of shares issued and outstanding was 1,360,000 as of December 31, 2009.

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

COLD GIN CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2009

NOTE 3 – NOTE PAYABLE

The Company received a loan during the year in the amount of $110. The loan is unsecured, non-interest bearing and due on demand.

NOTE 4 – NOTE PAYABLE – RELATED PARTY

The Company received a loan from a shareholder, on November 13, 2007 for $2,500.  The amount received is unsecured, due on demand, and bears interest at a rate of 8% per annum beginning January 12, 2008.  The note can be converted into common shares at any time at a conversion price of $.08 per share. Accrued interest on this note totaled $393 and $193 as of December 31, 2009 and 2008, respectively.

Additional net advances of $5,245 and $4,920 have been made by the shareholder during the years ended December 31, 2009 and 2008, respectively.  These advances are unsecured, non-interest bearing and have no fixed terms of repayment. The total amount due to the shareholder is $12,665 as of December 31, 2009.

NOTE 5 – INCOME TAXES

For the period ended December 31, 2009, the Company has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $73,000 at December 31, 2009, and will expire beginning in the year 2026.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2009	2008
Income tax expense at statutory rate	$ 8,340	$ 15,087
Valuation allowance	(8,340)	(15,087)
Income tax expense per books	$ -	$ -

Net deferred tax assets consist of the following components as of:

	2009	2008
NOL Carryover	$ 24,820	$ 16,490
Valuation allowance	(24,820)	(16,490)
Net deferred tax asset	$ -	$ -

COLD GIN CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2009

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company entered into an agreement with a related party for web development during the year ended December 31, 2008.  The contract called for a fee of up to $30,000.  The total fees paid toward this contract were $6,422 and $13,113 during the years ended December 31, 2009 and 2008. The contract is considered fully satisfied as of December 31, 2009.

NOTE 7 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred losses of $72,863 since its inception and has not yet produced revenues from operations.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 8 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to December 31, 2009 and has determined that it does not have any material subsequent events to disclose in these financial statements.

Exhibit 23.1

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

May 3, 2010

To the Board of Directors of

Cold Gin Corporation

Ann Arbor, Michigan

Consent of Independent Registered Public Accounting Firm

Silberstein Ungar, PLLC, hereby consents to the use in the Form 10-K, Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934, filed by Cold Gin Corporation of our report dated April 30, 2010, relating to the financial statements of Cold Gin Corporation, a Delaware Corporation, as of and for the periods ending December 31, 2009 and 2008 and for the period from Augist 7, 2006 (inception) to December 31, 2009.

Sincerely,

 /s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan