Form 10-Q
period 2010-03-31
COLD GIN CORP
filed 2010-05-14
CIK 1425289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31,2010

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

The number of shares of Common Stock, $0.001 par value, outstanding on May 12, 2010 was 1,360,000 shares.

Transitional Small Business Disclosure Format (check one): Yes       No x

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements included in this Form 10-Q are as follows:
Balance Sheets as of March 31, 2010 (unaudited) and March 31, 2009(unaudited);
Statements of Opeartions for the three months and nine months ended March 31, 2010 and 2009, and for the Period from Inception (August 7, 2006) to March 31, 2010 (unaudited);
Statement of Stockholders’ Deficit from Inception (August 7, 2006) to March 31 2010(unaudited);
Statements of Cash Flows for the three months ended March 31, 2010 and 2009, and for the Period from Inception (August 7, 2006) to March 31, 2010 (unaudited);
Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim periods ended March 31, 2010 are not necessarily indicative of the results that can be expected for the full year.

COLD GIN CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS

	MARCH 31,	DECEMBER
	2010	31, 2009
	(UNAUDITED)	(AUDITED)
ASSETS

Current
Cash	$ 407	$ 5
Subscription receivable	-	-

TOTAL ASSETS	$ 407	$ 5

LIABILITIES

Current
Accounts payable	$ 6,850	$ 6,850
Due to affiliate	110	110
Accrued Intrest	393	393
Notes payable - related party	15,135	12,665

Total Liabilities	22,488	20,018
STOCKHOLDERS' DEFICIT
SHARE CAPITAL
Common shares, 50,000,000 authorized, par value $0.001
- issued and outstanding, 1,360,000( December 31, 2009 -1,360,000)	1,360	1,360
Preferred stock, 1,000,000 shares authorized, par value $0.01
- issued and outstanding, nil	-	-
Additional paid-in capital	51,490	51,490
Deficit accumulated during development stage	(74,931)	(72,863)

Total Stockholders' Deficit	(22,081)	(20,013)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 407	$ 5

The accompanying notes are an integral part of these financial statements.

COLD GIN CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS
(UNAUDITED)
			FROM
			INCEPTION
			(AUGUST 7,
	THREE MONTHS ENDED		2006) TO
	MARCH 31,		MARCH
	2010	2009	31, 2010

REVENUE	$ -	$ -	$ -

OPERATING EXPENSES
Operating Expense	2,068	11,636	74,538

Total Operating Expenses	2,068	11,636	74,538
Other Expense			393

NET LOSS	$ (2,068)	$ (11,636)	$ (74,931)

Weighted Average Number of Common Shares	1,360,000	1,360,000

Net Loss Per Share - Basic and Fully Diluted	$ (0.00)	$ (0.01)

The accompanying notes are an integral part of these financial statements.

COLD GIN CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT
FROM DECEMBER 31, 2007 TO MARCH 31, 2010
(UNAUDITED)

				DEFICIT
				ACCUM'D
			ADDITIONAL	DURING
	COMMON STOCK		PAID-IN	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

Balance - December 31, 2007	850,000	$ 850	$ 1,000	$ (4,132)	$ (2,282)

Shares issued for cash	500,000	500	49,500	-	50,000
Shares issued for services	10,000	10	990	-	1,000

Net loss - December 31, 2008	-	-	-	(44,375)	(44,375)

Balance - December 31, 2008	1,360,000	1,360	51,490	(48,507)	4,343

Net loss - December 31, 2009	-	-	-	(24,356)	(24,356)

Balance - December 31, 2009	1,360,000	1,360	51,490	(72,863)	(20,013)

Net loss - March 31, 2010	-	-	-	(2,068)	(2,068)

Balance - March 31, 2010	1,360,000	$ 1,360	$ 51,490	$ (74,931)	$ (22,081)

The accompanying notes are an integral part of these financial statements.

COLD GIN CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS
(UNAUDITED)			FROM
			INCEPTION
			(AUGUST 7,
	THREE MONTHS ENDED		2006) TO
	MARCH 31,		MARCH
	2010	2009	31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (2,068)	$ (11,636)	$ (74,931)
Stock issued for services rendered	-	-	1,000
Changes in assets and liabilities
Accounts payable	-	-	7,243

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(2,068)	(11,636)	(66,688)

CASH FLOWS FROM FINANCING ACTIVITIES
Share capital issued	-	-	51,850
Advance by affiliate	-	-	110
Proceeds from notes payable	2,470	(6,310)	15,135
NET CASH FLOWS FROM(USED IN) FINANCING ACTIVITIES	2,470	(6,310)	67,095

Net Change In Cash	402	(17,946)	407

Cash and Cash Equivalents - beginning of period	5	17,956	-

Cash and Cash Equivalents - end of period	$ 407	10	$ 407

SUPPLEMENTARY INFORMATION
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

COLD GIN CORPORATION

A Development Stage Company

NOTES TO INTERIM FINANCIAL STATEMENTS

March 31, 2010

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

MARCH 31, 2010

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

MARCH 31, 2010

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

MARCH 31, 2010

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

NOTE 3 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2010, the Company adopted an accounting standard update regarding accounting for transfers of financial assets. As codified under Accounting Standards Codification, or ASC, 860, this update prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, the update amends Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS 140, by removing the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised), to variable interest entities that are qualifying special-purpose entities. It also modifies the financial-components approach used in SFAS 140. Since the update is effective for transfer of financial assets occurring on or after January 1, 2010 and the Company has not had any such transactions subsequent to January 1, 2010 to date, the adoption of this update did not have an impact on the Company’s condensed consolidated financial statements.

Effective January 1, 2010, the Company adopted an accounting standard update regarding fair value measures. As codified under ASC 820, this update requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements should be presented separately. Since this update addresses disclosure requirements, the adoption of this update did not impact the Company’s financial position, results of operations or cash flows.

COLD GIN CORPORATION

(A Development Stage Company

NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE 3 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (continued)

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

NOTE 4 – NOTE PAYABLE – RELATED PARTY

The Company has received various loans from Peter Klamka, a shareholder totaling $15,135. The amount still outstanding is unsecured, due on demand, and bears interest at a rate of 8% per annum beginning January 2, 2008.  Interest has not been calculated to date. The balance of the note can be converted into common shares at any time at a conversion price of $.08 per share.

COLD GIN CORPORATION

(A Development Stage Company

NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE 5 – INCOME TAXES

For the three months ended March 31, 2010, the Company has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $70,438 as at March 31, 2010, and will expire beginning in the year 2026.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2010	2009

Deferred tax asset attributable to
Net operating loss carryover	$ 23,949	$20,128
Valuation allowance	(23,949)	(20,128)

Net deferred tax asset	$ -	$ -

NOTE 6 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred losses of $74,931 since its inception, has negative working capital, and has not yet produced revenues from operations.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Since our inception through March 31 2010, we have not generated any revenues and have incurred a net loss of $74,931. Until January 2007, our only business activity was the formation of our corporate entity, creation of our business model, and analyzing the viability of our business, which included the development of our initial website. We anticipate the commencement of generating revenues in the next twelve months, of which we can provide no assurance. The capital raised in our offering has been budgeted to cover the costs associated with advertising on the Internet to draw attention to our website, costs associated with website enhancements, and covering various filing fees and transfer agent fees to complete our early money raise through our S-1 offering. We believe that advertising revenues and small amounts of equity will be sufficient to support the limited costs associated with our initial ongoing operations for the next twelve months. There can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flow from listing fees will be adequate to maintain our business. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in the registration statement.

Plan of Operation

We are attempting to build out  www.mmaonly.com into a leading destination on the Internet for fans and athletes interested in mixed martial arts. Our principal goal is to earn revenues by uniting readers and advertisers. In order to generate revenues during the next twelve months, we must:

1. Enhance our existing website – We believe that using the Internet for a consumer information facility, online destination, and online retail establishment will provide us a base for operating our company. We registered the domain name www.mmaonly.com and have developed a preliminary website, where we expect to expand the site to be more comprehensive. We have begun construction on the preliminary aspects of our website, and intend to have a fully developed website during the second  quarter of 2010. We currently show MMA videos on our site.

2. Develop and implement a marketing plan – Once we establish our presence on the Internet, we intend to devote our efforts to developing and implementing a plan to market our services to businesses. In order to promote our company and attract customers, we plan to advertise via the Internet in the form of banner ads, link sharing programs and search engine placements. We expect to generate some revenues from our MMA content offerings during the second  quarter of 2010, however, during the second  quarter of 2010 we expect to formalize and implement a marketing scheme.

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

We were incorporated in August 2006 as a Delaware corporation. As a result of our start-up operations we have; (i) generated no revenues, (ii) accumulated deficits of $74,931 for the three months ended March 31 , 2010, and (iii) we have incurred losses of $2,058 and $72,863 for the year ended December 31, 2009 and three months ended March 31, 2010 respectively, and have been focused on organizational and start-up activities, business plan development, and website design since we incorporated. Although we have established a website and commenced showing content related to mixed martial arts, there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our service, the level of our competition and our ability to attract and maintain key management and employees. Additionally, our auditor’s report reflects that the ability of Cold Gin to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues.

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

As a result of our deficiency in working capital at March 31, 2010 and other factors, our auditors have included a paragraph in their report regarding substantial doubt about our ability to continue as a going concern.

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

Date: May 14, 2010

Exhibit 31.1

CERTIFICATIONS

I, Eric Joffe, Chief Executive and Principal Accounting Officer of Cold Gin Corporation., certify that:

1.

I have reviewed this Quarterly Report on Form 10-Q of  Cold Gin Corporation

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

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

c)

evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

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

May 14, 2010

/s/ Eric Joffe

Eric Joffe, Principal  Executive Officer  and

  Principal Financial  Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Cold Gin Corporation (the “Company”) on Form 10-Q for the quarter ending March 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, in the capacities and on the date indicated below, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

(1)

The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 14, 2010	By: /s/ Eric Joffe
Principal Executive Officer and
Principal Financial Officer