Form 10-Q
period 2010-06-30
COLD GIN CORP
filed 2010-08-23
CIK 1425289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[mark one]

☒

 QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from                      to

Commission File Number 000-54027

COLD GIN CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	20-8560967
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

215 Dino Drive

Ann Arbor, MI 48103

(Address of principal executive offices including zip code)

(734) 686-0137

(Registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 1,248,000 shares of common stock, $.001 par value per share, as of August 20, 2010.

Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒

COLD GIN CORPORATION

PART I.—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COLD GIN CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS

	JUNE 30,	DECEMBER
	2010	31, 2009
	(UNAUDITED)	(AUDITED)
ASSETS

Current
Cash	$ 4	$ 5
Subscription receivable	-	-

TOTAL ASSETS	$ 4	$ 5

LIABILITIES

Current
Accounts payable	$ 6,850	$ 6,850
Due to affiliate	200	110
Accrued Interest	1,203	393
Notes payable - related party	17,863	12,665

Total Liabilities	26,116	20,018

STOCKHOLDERS' DEFICIT

SHARE CAPITAL
Common shares, 50,000,000 authorized, par value $0.001
- issued and outstanding, 1,360,000 ( December 31, 2009 -1,360,000)	1,360	1,360
Preferred stock, 1,000,000 shares authorized, par value $0.01
- issued and outstanding, nil	-	-
Additional paid-in capital	51,490	51,490
Deficit accumulated during development stage	(78,962)	(72,863)

Total Stockholders' Deficit	(26,112)	(20,013)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 4	$ 5

COLD GIN CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS
(UNAUDITED)
					FROM
					INCEPTION
					(AUGUST 7,
	THREE MONTHS ENDED		SIX MONTHS ENDED		2006) TO
	JUNE 30,		JUNE 30,		JUNE
	2010	2009	2010	2009	30, 2010

REVENUE	$ -	$ -	$ -	$ -	$ -

OPERATING EXPENSES
Selling, general and administrative	4,031	600	6,099	18,546	78,962
			\
Total Operating Expenses	4,031	600	6,099	18,546	78,962

NET LOSS	$ (4,031)	$ (600)	$ (6,099)	$ (18,546)	$ (78,962)

Weighted Average Number of Common Shares	1,360,000	1,360,000	1,360,000	1,360,000

Net Loss Per Share - Basic and Fully Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)

COLD GIN CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT
FROM DECEMBER 31, 2007 TO JUNE 30, 2010
(UNAUDITED)

				DEFICIT
				ACCUMULATED
			ADDITIONAL	DURING
	COMMON STOCK		PAID-IN	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

Balance - December 31, 2007	850,000	$ 850	$ 1,000	$ (4,132)	$ (2,282)

Shares issued for cash	500,000	500	49,500	-	50,000
Shares issued for services	10,000	10	990	-	1,000

Net loss - December 31, 2008	-	-	-	(44,375)	(44,375)

Balance - December 31, 2008	1,360,000	1,360	51,490	(48,507)	4,343

Net loss - December 31, 2009	-	-	-	(24,356)	(24,356)

Balance - December 31, 2009	1,360,000	1,360	51,490	(72,863)	(20,013)

Net loss - June 30, 2010	-	-	-	(6,099)	(6,099)

Balance - June 30, 2010	1,360,000	$ 1,360	$ 51,490	$ (78,962)	$ (26,112)

COLD GIN CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS
(UNAUDITED)			FROM
			INCEPTION
			(AUGUST 7,
	SIX MONTHS ENDED		2006) TO
	JUNE 30,		JUNE
	2010	2009	30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (6,099)	$ (18,546)	$ (78,962)
Stock issued for services rendered	-	-	1,000
Changes in assets and liabilities
Accounts payable	-	(2,500)	6,850
Accrued interest	810	-	1,203

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(5,289)	(21,046)	(69,909)

CASH FLOWS FROM FINANCING ACTIVITIES
Share capital issued	-	-	51,850
Advance by affiliate	90	-	200
Proceeds from notes payable	5,198	3,145	17,863
NET CASH FLOWS FROM(USED IN) FINANCING ACTIVITIES	5,288	3,145	69,913

Net Change In Cash	(1)	(17,901)	4

Cash and Cash Equivalents - beginning of period	5	17,956	-

Cash and Cash Equivalents - end of period	$ 4	55	$ 4

SUPPLEMENTARY INFORMATION
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

COLD GIN CORPORATION

A Development Stage Company

NOTES TO INTERIM FINANCIAL STATEMENTS

June 30, 2010

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

June 30, 2010

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

(i)    Revenue Recognition:

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

COLD GIN CORPORATION

(A Development Stage Company

NOTES TO INTERIM FINANCIAL STATEMENTS

June 30, 2010

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

For the quarter ended June 30, 2008, the company issued  10,000 common shares for legal services totaling $1,000.

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

See Note 7

COLD GIN CORPORATION

(A Development Stage Company

NOTES TO INTERIM FINANCIAL STATEMENTS

June 30, 2010

NOTE 3 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2010, the Company adopted an accounting standard update regarding accounting for transfers of financial assets. As codified under Accounting Standards Codification (“ASC”) 860, this update prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, the update amends Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS 140, by removing the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised), to variable interest entities that are qualifying special-purpose entities. It also modifies the financial-components approach used in SFAS 140. Since the update is effective for transfer of financial assets occurring on or after January 1, 2010 and the Company has not had any such transactions subsequent to January 1, 2010 to date, the adoption of this update did not have an impact on the Company’s condensed consolidated financial statements.

Effective January 1, 2010, the Company adopted an accounting standard update regarding fair value measures. As codified under ASC 820, this update requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements should be presented separately. Since this update addresses disclosure requirements, other than requiring additional disclosure, the adoption of this update did not impact the Company’s financial position, results of operations or cash flows.

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

June 30, 2010

NOTE 3 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (continued)

In May 2009, the FASB issued guidance regarding the disclosure of subsequent events. This guidance made no changes to current accounting but added required disclosures regarding the date through which the Company has evaluated subsequent events and whether that evaluation date is the date of financial statement issuance or the date the financial statements were available to be issued. This guidance was effective for interim and annual periods ending after June 15, 2009.      Other than requiring additional disclosure, the adoption of this guidance will not have  amaterial effect on the Company’s financial statements.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

NOTE 4 – NOTE PAYABLE – RELATED PARTY

The Company has received various loans from Peter Klamka, a shareholder totaling $15,135. The amount still outstanding is unsecured, due on demand, and bears interest at a rate of 8% per annum beginning January 2, 2008.  Interest has been calculated to date. The balance of the note can be converted into common shares at any time at a conversion price of $.08 per share.

NOTE 5 – INCOME TAXES

For the periods ended June 30, 2010, the Company has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $78,962 as at June 30, 2010, and will expire beginning in the year 2026. Annual use of the net operating loss may be limited by Internal Revenue Code section 382 due to an ownership change.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2010	2009

Deferred tax asset attributable to
Net operating loss carryover	$ 26,847	$22,477
Valuation allowance	(26,847)	(22,477)

Net deferred tax asset	$ -	$ -

COLD GIN CORPORATION

(A Development Stage Company

NOTES TO INTERIM FINANCIAL STATEMENTS

June 30, 2010

NOTE 6 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred losses of $78,962 since its inception, has negative working capital, and has not yet produced revenues from operations.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 7 – SUBSEQUENT EVENTS

On May 18, 2010 Peter Klamka, the Company and Lynn Harrison entered into a Stock Purchase Agreement whereby Peter Klamka agreed to sell Eight hundred and Sixty thousand shares of our common stock to Lynn Harrison, which represented on the closing date 68.91% of our outstanding shares of common stock and all of the shares of our common stock owned by him.

On July 8, 2010 we canceled 112,000 common shares that had previously been issued, giving us a total of 1,248,000 common shares outstanding.  We will reflect this reduction in shares outstanding in our third quarter 2010 financial statements.

On August 6, 2010, Eric Joffe resigned from the positions of the Chief Executive Officer, President, Chief Financial Officer, Secretary and Treasurer of the Company and Lynn Harrison, age 48, was elected to all of such positions.

The Company has analyzed its operations subsequent to June 30, 2010 to the date these financial statements were issued (August 20, 2010) and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2.  Management’s Discussion and Analysis of Plan of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the notes hereto and our audited financial statements and notes thereto for the fiscal year ended December 31, 2009. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of our financial statements and notes for the fiscal year ended December 31, 2009.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition.

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statement as of June 30, 2010 and June 30, 2009, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments are outlined below in “Critical Accounting Policies.”

FORWARD LOOKING STATEMENTS

Certain statements made in this report may constitute “forward-looking statements  on our current expectations and projections about future events .” These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.  In some cases you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,”  and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements are made as of the date of this report, and we assume no obligation to update these forward-looking statements whether as a result of new information, future events, or otherwise, other than as required by law. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this report might not occur and actual results and events may vary significantly from those discussed in the forward-looking statements.

Company Overview

Cold Gin Corporation (the “Company”) was incorporated in the State of Delaware on August 7, 2006.  We were formerly engaged in the business of developing    online opportunities in the field of mixed martial arts. In August 2010, in connection with her purchase of a majority of our outstanding shares, Lynn Harrison became our Chief Executive Officer, President, Chief Financial Officer, Treasurer and Secretary.  With the shift in management the Company has also shifted its focus from the  field of mixed martial arts to gold and precious metals exploration.  More specifically, we are focusing on specific sites in Mexico and Alaska.  Although we intend to rely upon our experienced geologist in evaluating potential acquisitions, there can be no assurance that we will acquire properties that generate precious metals and revenue.

Since our inception through June 30 2010, we have not generated any revenues and have incurred a net loss of $78,962. Until January 2007, our only business activity was the formation of our corporate entity, creation of our business model, and analyzing the viability of our business, which included the development of our initial website. During the quarter ended June 30, 2010 we were engaged in the field of martial arts also known as extreme fighting or ultimate fighting.  Our first website, MMAonly, (www.mmaonly.com) began operations in January 2007. We also own the domain names www.mmachicks.com and www.mmalocker.com but we have not launched websites at those domains yet.

We have  previously raised capital  through our share issuance and notes payable; however, such capital has been minimal and is not expected  to cover the costs associated with our new exploration business or costs covering various filing fees and transfer agent fees. We will need to engage in fundraising activities to support our new business and there can be no assurance that such funds will be available or if available that they will be available upon acceptable terms.

OUR PLAN OF OPERATIONS

We are attempting to develop a gold and metals exploration company.  Lynn Harrison, our Chief Executive Officer, President, Chief Financial Officer, Secretary and Treasurer has experience in the precious metals industry.  During 2009 and 2010 she managed and developed networks of special metals groups (manufacturer amd engineers) for UK Metals Technology Centre.  Her primary responsibilities were the management of relationships and collaboration between metallurgists, businesses, academics and founders. The Company plans to leverage  her vast knowledge of the industry to acquire properties for exploration.

Our principal offices are located at 210 Dino Drive, Ann Arbor, Michigan 48103. Our telephone number is (734)-686-0137. Our fiscal year end is December 31.

Critical Accounting Policies

Management believes that the critical accounting policies and estimates discussed below involve the most complex management judgments due to the sensitivity of the methods and assumptions necessary in determining the related asset, liability, revenue and expense amounts. Specific risks associated with these critical accounting policies are discussed throughout this MD&A, where such policies have a material effect on reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, refer to the individual Notes to the Financial Statements for the three months ended June 30, 2010.

Revenue Recognition

The Company recognizes revenues when products are shipped or services are delivered to customers, pricing is fixed or determinable, and collection is reasonably assured. Net revenues include product sales net of returns and allowances.

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Estimates are based on historical experience, management expectations for future performance, and other assumptions as appropriate. Key areas affected by estimates include the assessment of the recoverability of long-lived assets, which is based on such factors as estimated future cash flows.  We re-evaluate estimates on an ongoing basis; therefore, actual results may vary from those estimates.

Fair Values of Financial Instruments

The carrying values of cash, accounts receivable, accounts payable and accrued expenses approximate the fair values of these instruments due to their short-term nature. The carrying amount for borrowings under the financing agreement approximates fair value because of the variable market interest rates charged for these borrowings. We adopted SFAS No. 157, Fair Value Measurements , for financial assets and financial liabilities in the first quarter of fiscal 2009, which did not have an impact on our financial statements.

In accordance with FASB Staff Position (“FSP FAS”) 157-2, Effective Date of FASB Statement No. 157 , we deferred application of SFAS No. 157 until January 1, 2010, the beginning of our fiscal year, in relation to nonrecurring nonfinancial assets and nonfinancial liabilities including goodwill impairment testing, asset retirement obligations, long-lived asset impairments and exit and disposal activities. As of June 30, 2010 the application of SFAS 157 had no impact on our financial statements.

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash and cash equivalents and accounts receivable. We place our cash with high quality financial institutions and at times may exceed the FDIC insurance limit. We extend credit based on an evaluation of the customer’s financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. We monitor our exposure for credit losses and maintain allowances for anticipated losses, as required.

Recently Issued Accounting Standards

For a discussion of the adoption and potential impacts of recently issued accounting standards, refer to the “Recently Issued Accounting Standards” section of Note 1, “Summary of Significant Accounting Policies,” in the Notes to Financial Statements.

Results of Operations for the six months and three months ended June 30, 2010 and June 30, 2009

For the six months ended June 30, 2010 as compared to the six months ended June 30, 2009, total revenues were $0 and $0, respectively; operating expenses and net loss were $6,099 and $18,546, respectively. For the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 total revenues were $0 and $0, respectively; operating expenses and net loss were $4,031 and $600.  The expenses incurred related to promotional, professional and office expenses.

Liquidity and Capital Resources. To date, our primary sources of cash have been from sales of common stock ($90) and a notes payable ($5,198).

We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development effort. Based on our current plans, we believe that our cash will not be sufficient to enable us to meet our planned operating needs in the next 12 months.

However, the actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. We have based our estimate on assumptions that may prove to be wrong. We may need to obtain additional funds sooner or in greater amounts than we currently anticipate. Potential sources of financing include strategic relationships, public or private sales of our shares or debt and other sources. We may seek to access the public or private equity markets when conditions are favorable due to our long-term capital requirements. We do not have any committed sources of financing at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all. If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted. If we are not able to obtain financing when needed, we may be unable to carry out our business plan. As a result, we may have to significantly limit our operations and our business, financial condition and results of operations would be materially harmed.

Six Months Ended June 30, 2010 - Cash Flow Activity

Cold Gin’s primary sources and uses of cash for the six months ended June 30, 2010, included losses from continuing operations.  Net cash used in operating activities from continuing operations was $5,289 for the six months ended June 30, 2010. Cold Gin’s primary sources and uses of cash from operating activities for the period were losses from operations, as adjusted for non-cash items of income and expense which included:

Net cash provided by financing activities was $5,298 which included $90 from an advance from an affiliate and $5,198 from a note payable.

Our ability to continue to execute on our plan of operations is contingent on our ability to raise additional capital to launch our initiatives and expand marketing for our existing operations.

Off Balance Sheet Arrangements

There are no off balance sheet arrangements

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), who also serves as our principal financial and accounting officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

Part II.   OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon senior Securities

None

Item 4.  Removed and Reserved

None.

Item 5.  Other Information

On May 18, 2010 Peter Klamka, the Company and Lynn Harrison entered into a Stock Purchase Agreement whereby Peter Klamka agreed to sell Eight hundred and Sixty shares of our common stock to Lynn Harrison, which represented on the closing date 68.91% of our outstanding share of common stock and all of the shares of our common stock owned by him.

On August 6, 2010, Eric Joffe resigned from the positions of the Chief Executive Officer, President, Chief Financial Officer, Secretary and Treasurer of the Company and Lynn Harrison, age 48, was elected to all of such positions.

Ms. Harrison became our Chief Executive Officer, President,  Chief Financial Officer, Secretary and Treasurer   on August 6, 2010. From July 2009 until May 2010, she served as the Project Manager to National Metals Technology Centre where she was responsible for managing and developing the networks of special metals groups.  From October 2008 until July 2009, Ms. Harrison was the management assessor of The Skills Team.   From March 2007 until October 2008 she was a consultant to various private and public clients.   Ms Harrison served as the Business Support Manager for Doncaster Chamber of Commerce and Industry from July 2002 until February 2007.    From January 2000 until July 2002 she was the Financial Services Training consultant for Aviva (Norwich Union),a FTSE 100 company  engaged in the insurance business.

Mr Joffe also resigned as a director of the Company effective on the tenth day following the mailing of an Information Statement to our shareholders that complies with the requirements of Section 14f-1 of the Securities Exchange Act of 1934.  Ms. Harrison has been elected to fill the vacancy created by Mr. Joffe’s resignation.  Such Information Statement is expected to be mailed shortly.

Item 6.  Exhibits

Regulation S-B Number	Exhibit
31.1	Certification of the Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 23, 2010	COLD GIN CORPORATION (Registrant)

By:	/s/Lynn Harrison
Lynn Harrison, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

AND PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002

I, Lynn Harrison, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Cold Gin Corporation (the “Registrant”);

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods present in this report;

4.

I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13-a-15(f) and 15d-15(f)) for the Registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared; and

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals; and

c)

Evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the Registrant’s internal control over financing reporting that occurred during the Registrant’s most recent fiscal quarter (the Registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

5.

I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involved management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Dated:   August 23, 2010

/s/ Lynn Harrison
Lynn Harrison Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Cold Gin Corporation (the "Registrant") on Form 10-Q for the period ending June 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Lynn Harrison, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section. 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

/s/ Lynn Harrison
Lynn Harrison Chief Executive Officer and Chief Financial Officer(Principal Executive Officer and Principal Accounting Officer)

Dated:  August 23, 2010