Form 10-Q
period 2010-09-30
COLD GIN CORP
filed 2010-11-15
CIK 1425289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[mark one]

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

¨

TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from                       to

Commission File Number 000-54027

COLD GIN CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	20-8560967
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2415 East Camelback Road, Suite 700
Phoenix, AZ  85016
 (Address of principal executive offices including zip code)

 (Registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ¨

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ¨    No ¨

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒  No ¨

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ¨	Accelerated Filer ¨	Non-Accelerated Filer ¨	Smaller Reporting Company ☒

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 1,360,000 shares of common stock, $.001 par value per share, as of November 15, 2010.

Transitional Small Business Disclosure Format (Check one): Yes ¨    No ☒

COLD GIN CORPORATION

PART I.—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Cold Gin Corporation
(An Development Stage Company)
Balance Sheets
(Expressed in US Dollars)
Unaudited- Prepared by Management

	September 30	December 31
	2010	2009

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4	$5
Subscriptions receivable	-
Total current assets	4	5

Total assets	$4	$5

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts Payable	$6,850	$6,850
Due to affiliate	200	110
Accrued Interest	1,203	393
Notes payable - related party	-	12,665
Loan from Director	22,117	-
Total current liabilities	30,370	20,018
Common shares
Authorized 50,000,000 shares at par value of $0.001
Issued and outstanding 1,360,000 (December 31, 2009 - 1,360,000)	1,360	1,360
Preferred stock
Authorized 1,000,000 shares at par value of $0.001
Issued and outstanding nil
Additional paid-in capital	69,498	51,490
Accumulated (deficit) during development stage	(101,224)	(72,863)
Total stockholders' equity (deficit)	(30,366)	(20,013)

Total liabilities and stockholder's equity (deficit)	$4	$5

The accompanying notes are an integral part of these statements.

Cold Gin Corporation
(An Development Stage Company)
Statements of Operations
(Expressed in US Dollars)
Unaudited- Prepared by Management

					From Inception(August 7, 2006) to September 30, 2010
	Three months ended September 30		Nine months ended September 30
	2010	2009	2010	2009

EXPENSES
Other administrative expenses	$22,261	$1,360	$28,361	$19,906	$101,224
Total expenses	22,261	1,360	28,361	19,906	101,224

Net (loss) for the period	(22,261)	(1,360)	(28,361)	$(19,906)	$(101,224)

Net loss per common share - basic and fully diluted:

Net (loss) for the period	nil	nil	nil	$(0)

Weighted average number of common stock outstanding
	1,360,000	1,360,000	1,360,000	1,360,000

The accompanying notes are an integral part of these financial statements.

Cold Gin Corporation
(An Development Stage Company)
Statement of Stockholders' Equity (Deficit)
(Expressed in US Dollars)
Unaudited- Prepared by Management

	Common Stock	Amount	Additional Paid in Capital	(Deficit) Accumulated During Development Stage	Stockholders’ Equity (Deficit)
Beginning balance, August 7, 2006	-	$ -	$ -	$ -	$ -
Common stock issued	850,000	850	1,000	-	1,850
Net (loss) for the period	-	-	-	(1,750)	(1,750)

Balance December 31, 2006	850,000	850	1,000	(1,750)	100
Net income (loss) for the year	-	-	-	(2,382)	(2,382)

Balance December 31, 2007	850,000	850	1,000	-	(2,282)
Shares Issued for cash	500,000	500	49,500	-	50,000
Shares issued for services	10,000	10	990	-	1,000
Net income (loss) for the year	-	-	-	(44,375)	(44,375)

Balance December 31, 2008	1,360,000	1,360	51,490	(47,564)	4,343
Net (loss) for the year	-	-	-	(24,356)	(24,356)

Balance December 31, 2009	1,360,000	1,360	51,490	(72,863)	(20,013)

Reclassification of note payable-related party	-	-	18,008		18.008

Net (loss) for the period	-	-	-	(28,361)	(28,361)

Balance September 30, 2010	1,360,000	$ 1,360	$ 69,498	$ (101,224)	$ (30,366)

The accompanying notes are an integral part of these financial statements.

Cold Gin Corporation
(An Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
Unaudited- Prepared by Management
	Nine months ended September 30		Cumulative from inception to September 30, 2010
	2010	2009
Cash (used in) operating activities:

Net (loss) for the period	$(28,361)	$(19,906)	$(101,224)
Adjustments to reconcile net loss to net cash used in operating activities:

Net change in operating assets and liabilities:
Accrued Interest Payable	810 -	-	1,203
Accounts payable		(2,500)	6,850
Net cash (used in) operating activities	(27,551)	(22,406)	(93,171)

Cash from financing activities:
Share capital issued	-	-	52,850
Advance from affiliate	90	110	200
Loan from director	22,117	-	22,117
Proceeds from notes payable	5,343	4,355	18,008
Net cash flows from financing activities	27,550	4,465	93,175

Increase (decrease) in cash and cash equivalents	(1)	(17,941)	4

Cash, beginning of period	5	17,956	-
Cash, end of period	$4	$15	$4

Supplemental disclosures:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

Non-cash financing activities:
Reclassification of notes payable to additional paid-in capital	$18,008	$-	$18,008

The accompanying notes are an integral part of these financial statements.

COLD GIN CORPORATION

A Development Stage Company

NOTES TO INTERIM FINANCIAL STATEMENTS

September 30, 2010

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

September 30, 2010

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

September 30, 2010

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

For the quarter ended June 30, 2008, the company 10,000 common shares for legal services totaling $1,000.

COLD GIN CORPORATION

(A Development Stage Company

NOTES TO INTERIM FINANCIAL STATEMENTS

September 30, 2010

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

September 30, 2010

NOTE 3 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (continued)

In June 2009, the FASB issued guidance changing the approach used to determine the primary beneficiary of a variable interest entity. The guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity, amends previous guidance for determining whether an entity is a variable interest entity, and adds as a reconsideration event any change in facts and circumstances where the holders of the equity investment at risk, as a group, lose the power to direct the activities of the entity that most significantly impact the entity’s economic performance. In addition, the revised guidance requires enhanced disclosures regarding an enterprise’s involvement in a variable interest entity. The new guidance is effective for the Company beginning January 1, 2010 and has not had  a material impact on the Company’s financial statements.

In May 2009, the FASB issued guidance regarding the disclosure of subsequent events. This guidance made no changes to current accounting but added required disclosures regarding the date through which the Company has evaluated subsequent events and whether that evaluation date is the date of financial statement issuance or the date the financial statements were available to be issued. This guidance was effective for interim and annual periods ending after June 15, 2009 and has not had a material impact on the Company’s financial statements.

NOTE 4 – NOTES PAYABLE – RELATED PARTY

The Company has also received various interest free loans from Lynn Harrison, Chief Executive Officer, President, Chief Financial Officer, Secretary and Treasurer Company CFO and a shareholder totaling $22,117.

NOTE 5 – FORGIVENESS OF DEBT

In August 2010, the Company settled debts totaling $18,008. The debt was in respect of various loans and interest due from Peter Klamka. The unsecured loan was written off on August 7, 2010.  The amount forgiven was recorded as a capital contribution and increased additional paid-in capital by $18,008.

COLD GIN CORPORATION

(A Development Stage Company

NOTES TO INTERIM FINANCIAL STATEMENTS

September 30, 2010

NOTE 6 – INCOME TAXES

For the nine months ended September 30, 2010, the Company has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $83,216 as at September 30, 2010, and will expire beginning in the year 2026.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2010	2009

Deferred tax asset attributable to
Net operating loss carryover	$ 28,294	$23,614
Valuation allowance	(28,294)	(23,614)

Net deferred tax asset	$ -	$ -

NOTE 7 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred losses of $101,224 since its inception, has negative working capital, and has not yet produced revenues from operations.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

OUR PLAN OF OPERATIONS

We are attempting to develop a gold and metals exploration company.  Lynn Harrison, our Chief Executive Officer, President, Chief Financial Officer, Secretary and Treasurer has experience in the precious metals industry.  During 2009 and 2010 she managed and developed networks of special metals groups (manufacturer and engineers) for UK Metals Technology Centre.  Her primary responsibilities were the management of relationships and collaboration between metallurgists, businesses, academics and founders. The Company plans to leverage  her vast knowledge of the industry to acquire properties for exploration.

Our principal offices are located at 2415 East Camelback Road, Suite 700, Phoenix, AZ 85016.  Our telephone number is (734)-686-0137. Our fiscal year end is December 31.

Critical Accounting Policies

Management believes that the critical accounting policies and estimates discussed below involve the most complex management judgments due to the sensitivity of the methods and assumptions necessary in determining the related asset, liability, revenue and expense amounts. Specific risks associated with these critical accounting policies are discussed throughout this MD&A, where such policies have a material effect on reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, refer to the individual Notes to the Financial Statements for the three months ended September 30, 2010.

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

Fair Values of Financial Instruments

The carrying values of cash, accounts receivable, accounts payable and accrued expenses approximate the fair values of these instruments due to their short-term nature. The carrying amount for borrowings under the financing agreement approximates fair value because of the variable market interest rates charged for these borrowings. We adopted SFAS No. 157, Fair Value Measurements, for financial assets and financial liabilities in the first quarter of fiscal 2009, which did not have an impact on our financial statements.

In accordance with FASB Staff Position (“FSP FAS”) 157-2, Effective Date of FASB Statement No. 157, we deferred application of SFAS No. 157 until January 1, 2010, the beginning of our fiscal year, in relation to nonrecurring nonfinancial assets and nonfinancial liabilities including goodwill impairment testing, asset retirement obligations, long-lived asset impairments and exit and disposal activities. As of September 30, 2010 the application of SFAS 157 had no impact on our financial statements.

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

Results of Operations for the nine months and nine months ended September 30, 2010 and September 30, 2009

For the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009, total revenues were $0 and $0, respectively; operating expenses and net loss were $28,361 and $19,906, respectively. For the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 total revenues were $0 and $0, respectively; operating expenses and net loss were $22,261 and $1,360.  The expenses incurred related to promotional, professional and office expenses.

Liquidity and Capital Resources. To date, our primary sources of cash have been from sales of common stock and capital contributions ($70,858) and a notes payable ($22,117).

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

Nine months Ended September 30, 2010 - Cash Flow Activity

Cold Gin’s primary sources and uses of cash for the nine months ended September 30, 2010, included losses from continuing operations.  Net cash used in operating activities from continuing operations was $27,551 for the nine months ended September 30, 2010. Cold Gin’s primary sources and uses of cash from operating activities for the period were losses from operations, as adjusted for non-cash items of income and expense which included:

Net cash provided by financing activities was $27,550 which included a $22,117 loan received from a director, $90 from an advance from an affiliate and $5,343 from a note payable.

Our ability to continue to execute on our plan of operations is contingent on our ability to raise additional capital to launch our initiatives and expand marketing for our existing operations.

Off Balance Sheet Arrangements

There are no off balance sheet arrangements

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), who also serves as our principal financial and accounting officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2010 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

Part II.   OTHER INFORMATION

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

DATE: November 15, 2010	COLD GIN CORPORATION (Registrant)

By:	/s/Lynn Harrison
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

Dated:   November 15, 2010

/s/ Lynn Harrison
Lynn Harrison Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Cold Gin Corporation (the "Registrant") on Form 10-Q for the period ending September 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Lynn Harrison, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section. 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

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

Dated:  November 15, 2010