Form 10-K
period 2010-12-31
BONANZA GOLD CORP.
filed 2011-03-31
CIK 1425289

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)
ý	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the transition period from______________________ to____________________________

Commission File Number: 000-54027

BONANZA GOLD CORP.

(Name of small business issuer in its charter)

Nevada	20-8560967
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
2415 East Camelback Road, Suite 700, Phoenix, AZ	85016
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (602) 553-1190

Securities registered pursuant to Section 12(b) of the Act: None	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

None

       Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ¨       No  ☒

       Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☒    No  ¨

       Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No  o

       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ¨

   Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes o No  o

       Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, a non-accelerated file, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	o	Accelerated filer	o
Non-accelerated filer	o	Smaller reporting company	☒
(Do not check if a smaller reporting company)

       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes o      No  ☒

       The aggregate market value of the issuer’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $0 based on $0, the price at which the registrant’s common stock was last sold on that date.

       As of  March 25, 2011, the issuer had 1,263,005 shares of common stock outstanding.

Documents incorporated by reference: None

BONANZA GOLD CORP.

FORM 10-K

PART I

Note about Forward-Looking Statements

Most of the matters discussed within this report include forward-looking statements on our current expectations and projections about future events.  In some cases you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions.  These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed, projected or implied in or by the forward-looking statements.  Such risks and uncertainties include the risks noted under “Item 1A Risk Factors.”  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 1.  BUSINESS

General

Bonanza Gold Corp. (“we,” the “Company” or the “Registrant”) was incorporated under the laws of the State of Delaware in December 2006 under the name “Cold Gin Corporation.”  On December 27, 2010, we entered into an Agreement and Plan of Reorganization with Bonanza Gold Corp., a wholly-owned subsidiary of the Company, pursuant to which we merged with and into Bonanza Gold Corp, with Bonanza Gold Corp. being the surviving corporation.

We were initially established to become a developer of Internet media content for mixed martial arts fans and consumers.  We have not derived any revenue from the martial arts business.  Due to a change of control that occurred in August 2010, we abandoned the martial arts business.  Accordingly, results from operations related to the martial arts business have been reclassified from current operations to that of discontinued operations.  Effective December 10, 2010, we transitioned our business focus from that of a developer of Internet media for martial arts to a company engaged in the exploration and mining of minerals.

The Company’s management has experience in the field of mineral exploration and has already invested in two properties and intends to continue to invest resources into our exploration and drilling program, and intends to extend the campaign over the next several years. Depending upon our ability to obtain sufficient funding, we may also acquire additional properties for exploration. In addition, assuming sufficient funding, we plan to engage an internationally recognized mining and geological consultancy firm to assist us in our drilling efforts.

We believe that an expanded exploration and drilling program is currently our best option for increasing the value of our Company. However, we have no revenues, our stock has no trading volume, and we believe our stock price does not reflect the true value of our Company. These factors limit our ability to obtain financing. Therefore, in an effort to generate revenue to continue our operations we have acquired two properties, one located in Arizona and the other in Mexico. While, due to the lack of capital, we have not commenced such exploitation program at this time, we have the legal and functional capability to do so, including the required exploitation permits.

In December 2010 we engaged in a reincorporation merger and changed our domicile from Delaware to Nevada and our name to Bonanza Gold Corp.  In connection with the reincorporation merger each outstanding share of our common stock was exchanged for one hundred fifty shares of the common stock of the Nevada entity and our number of authorized common shares was increased to 250,000,000.  Thereafter, our trading market experienced some unusual activity.  In an effort to stabilize the market, we effectuated a 150:1 reverse merger on March 4, 2011.

Recent Developments

On December 10, 2010, the Company executed two asset purchase agreements for the acquisition of certain assets from Precious Metals Exploration Corp. (the “Seller”) pursuant to which the Company acquired (i) an undivided interest in 2 patented claims, 6 federal claims and 25 prospects comprising 660 acres near Kingman, Arizona (the “Arizona Assets”) and

(ii) a 75% interest in and to three mining concessions in the project area known as “Monte de El Favor” in Jalisco, Mexico (the “Mexican Assets,” and together with the Arizona Assets, the “Assets”).

We acquired the Arizona Assets from the Seller for a note in the amount of One Million Dollars ($1,000,000) and Five Thousand (5,000) shares of the common stock of the Company.  The note is payable as follows: Two Hundred Thousand Dollars ($200,000) within three months of the closing of the acquisition, Two Hundred Thousand Dollars ($200,000) within six months of the closing of the acquisition, Two Hundred Thousand Dollars ($200,000) within nine months of the closing of the acquisition, Two Hundred Thousand Dollars ($200,000) within twelve months of the closing of the acquisition and Two Hundred Thousand Dollars ($200,000) within fifteen months of the closing of the acquisition.  The total purchase price is expected to be financed by a loan from our Chief Executive Officer and director.    If at any time within the first five years of the closing of the acquisition, the mining operations at the Arizona Assets acquired result in the discovery of either One Million (1,000,000) ounces of gold or Ten Million (10,000,000) ounces of silver then we agreed to issue to the Seller an additional One Million Five Hundred Thousand (1,500,000) shares of our common stock, such number to be a post forward split number.  The Seller also was granted an option to appoint an individual to serve on our advisory board for a maximum of three years, the compensation for such services to be the issuance of One Hundred Thousand (100,000) shares of our common stock for each year of service.  To date, no such advisor has been appointed.

We acquired the Mexican Assets from the Seller in exchange for the issuance to the Seller of Five Thousand (5,000) shares of our common stock on the closing date, and agreed to issue an additional Seven Hundred Fifty Thousand (750,000) shares of our common stock on each of the three, nine and fifteen month anniversaries of the closing of the acquisition (which number was a post split number that needs to be adjusted to 5,000 shares of our common stock for our reverse split in 2011).   If at any time within the first five years of the closing of the acquisition, the mining operations at the Mexican Assets acquired result in the discovery of either One Million (1,000,000) ounces of gold or Ten Million (10,000,000) ounces of silver then the Company agreed to issue to the Seller an additional Five Million Five Hundred Thousand (5,500,000) shares of its common stock, such number to be a post reincorporation merger number.   We agreed to retain the services of a prospector or engineer selected by the Seller and approved by us to be paid compensation of Ten Thousand Dollars ($10,000) per month.   We also agreed to provide a work commitment in the amount of Eight Hundred Fifty Thousand Dollars ($850,000) to be paid over a two year period commencing on the closing of the acquisition.

Executive Officers of the Registrant

Lynn Harrison currently serves as our President, Chief Executive Officer, Treasurer and Secretary.  The Company does not have any other executive officers.

Employees

The Company currently has one employee, Lynn Harrison, who is also an executive officer and a director.

Item 1A.  RISK FACTORS

An investment in our common stock involves various risks. You should carefully consider the risk factors set forth below in conjunction with the other information contained in this report before purchasing our common stock. If any of the risks discussed in this report actually occur, our business, operating results, prospects and/or financial condition could be adversely impacted.  This could cause the market price of our common stock to decline and could cause you to lose all or part of your investment.

Risks Related to our Business and Our Industry

Our business, exploration results and financial condition are subject to various risks and uncertainties, including, without limitation, those set forth below, any one of which could cause a material reduction in the value of our Company or our ability to raise capital or cause our ability to  be in accordance with our current business plan to vary materially and adversely from recent results or from our anticipated future results. An investment in our securities is highly speculative and involves an extremely high degree of risk. Therefore, you should thoroughly consider the risk factors discussed below and elsewhere in this Annual Report before purchasing our securities. You should understand that you may lose all or part of your investment.

No person should consider investing who cannot afford to lose their entire investment or who is in any significant way dependent upon the funds that they are investing. The risk factors contained herein are not meant to be exhaustive.

We are a development stage company with limited operating history.

We are a development stage company with no operating history in the mineral exploration field. These two factors make it impossible to reliably predict future growth and operating results. Accordingly, we are subject to all the risks and uncertainties which are characteristic of a relatively new business enterprise, including the substantial problems, expenses and other difficulties typically encountered in the course of its business, in addition to normal business risks.  We face a high risk of business failure because we have commenced extremely limited business operations and have no revenues. We were organized in 2006, have not earned any revenues as of the date of this Annual Report and have had only losses since our inception. We expect to continue to incur losses well into the future. Our activities to date have been limited to organizational efforts with respect to a different line of business and the acquisition of two exploration properties but we have not conducting any exploration activities yet. There is no history upon which to base any assumption as to the likelihood that our business will be successful, and there can be no assurance that we will be able to raise sufficient capital to begin operations, that we will generate significant operating revenues in the future or that we will ever be able to achieve profitable operations in the future. We face all of the risks commonly encountered by other businesses that lack an established operating history, including, but not limited to, the need for additional capital and personnel, and intense competition.

Our auditors have expressed a going concern opinion.

We have no established source of revenues, have incurred losses since inception, have a working capital deficit and are in need of capital to grow our operations so that we can become profitable. Accordingly, the opinion of our auditors for the years ended December 31, 2010 and December 31, 2009 is qualified subject to uncertainty as to whether we will be able to continue as a going concern.  This may negatively impact our ability to obtain additional funding that we may require or to do so on terms attractive to us and may negatively impact the market price of our stock.

A shortfall of funding will have a negative impact on our ability to implement our business plan.

Pursuit of the Company’s business plan is dependent upon obtaining sufficient funding to support such plan. The note that was issued with respect to the Arizona Assets is past due.  Although the holder has not yet requested payment, there can be no assurance that the holder will not seek payment in the future or call a default under the note. If we do not obtain sufficient funding, our business will fail. Our current operating funds are insufficient either to complete our planned exploration of the Assets, to pay the balance of the outstanding notes issued in connection with the acquisition of the Arizona Asset or to begin a limited exploitation program. Therefore, we will need to obtain additional funding in order to implement our business plan. There is no guarantee that such funding will be available on terms acceptable to us or at all. Additionally, even if we are able to obtain sufficient funding, there can be no assurance that we will be able to successfully implement our plan or that unanticipated expenses, problems or difficulties will not occur which would result in material delays in its implementation.

Our current business plan contemplates that we will incur significant expenses in connection with the exploration and exploitation, if warranted, of the Assets. We do not currently have sufficient funds to commence a small scale exploitation program on the Assets. We will require additional funding even to conduct limited mining activities. We will also require additional funding if the costs of our exploration or exploitation, if any, on the Assets are greater than anticipated.

We will require additional funding to sustain our business operations. We do not currently have any arrangements for funding and we can provide no assurance to investors that we will be able to find such funding on terms acceptable to us or at all. Obtaining additional funding would be subject to a number of factors, including, without limitation, the market prices for copper, silver and gold, investor acceptance of our business plan, the credibility of our exploration results, investor confidence and interest in our sector generally and our Company in particular and general market conditions. These factors may make the timing, amount, terms or conditions of additional funding unavailable to us.

We do not expect to generate revenues in the foreseeable future.

We are now an exploration stage company; therefore, we anticipate that we will continue to incur increased operating expenses into the foreseeable future without realizing any revenues. Consequently, we expect to incur significant losses into the foreseeable future. If we are unable to raise additional funding, we will not be able to continue our operations.

The exploration industry is capital intensive and of high risk.

The industry within which the Company expects to engage in is historically capital intensive and of high risk.  The Company’s ability to achieve profitable operations will be dependent upon many factors, including its ability to raise sufficient capital to explore the Assets and ability to discover viable and economic mineralized material.  The ability to discover such mineralized materials are subject to numerous factors, most of which are beyond the Company’s control and are not predictable.  Exploration for gold is speculative in nature, involves many risks and is frequently unsuccessful.  Any exploration program entails risks relating to:

•

the ability to discover economic ore deposits;

•

the subsurface location of economic ore deposits;

•

the development of appropriate metallurgical processes;

•

the receipt of necessary governmental approval; and

•

the construction of mining and processing facilities at any site chosen for mining.

In addition, the commercial viability of a mineral deposit is dependent on a number of factors including:

•

the price;

•

exchange rates; and

•

the particular attributes of the deposit, such as its size, grade and proximity to infrastructure, financing costs, taxation, royalties, land tenure, land use, water use, power use, importing and exporting, and environmental protection.

The effect of these factors cannot be accurately predicted, and the occurrence of any one or more factors could have a material adverse impact on the Company and its proposed operations.

Limited geological work has been conducted on existing mining claims, we do not have evidence that economic resources exist on the property.

We have conducted limited geological work on the Assets. The Company has also received a completed National Instrument 43-101 Report from an independent consultant which discloses certain technical information about the Company’s mineral projects as well as estimates of proven and probable mineral resources.  While these results appear encouraging, additional exploration work will be required to be performed by the Company to determine whether economic resources exist on the claims, and if such resources do indeed exist, whether they are economically recoverable.  The amount and cost of such exploration work cannot be determined at this time.  No assurances can be given that additional mapping, surveying, and drilling will be sufficient to conclude that economic mineral deposits exist on such claims, and whether such mineral deposits, if any, are recoverable.  Therefore, we may be required to conduct additional exploration activities in addition to those proposed herein, the results of which likewise cannot be predicted.  No assurances can be given that we will be able to raise additional capital to conduct the additional exploration activities, or that such additional activities will prove successful.

The speculative prices of gold, silver and copper may adversely impact commercialization efforts.

As stated above, exploration and production is highly speculative and involves numerous natural risks that may not be overcome by knowledge and experience.  In particular, even if the Company is successful in identifying gold, silver, or copper deposits, for which no assurances can be given, the commercialization will be dependent upon the existing market price for gold, silver, or copper, among other factors.  The market price of gold, silver, and copper has historically been unpredictable, and subject to wide fluctuations.  The decline in the price of gold, silver, or copper could render a discovered property uneconomic for unpredictable periods of time.

The mineral exploration industry is subject to numerous regulations which may adversely impact our mining efforts.

The mineral exploration and mining industry is subject to numerous statutory and regulatory requirements and controls at various governmental levels.  Regulations can impact the manner and methodology of mining activities undertaken by the Company.  The impact of such regulations cannot be predicted, and may cause unexpected delays, and/or become cost prohibitive, thereby rendering any prospect uneconomic.

The legal and regulatory environment that pertains to the mining industry is uncertain and may change. Uncertainty and new regulations could increase our operating costs and prevent us from exploring and drilling for mineralized material and developing the Assets, even if we determine such development is warranted. In addition to new laws and regulations being adopted, existing laws may be applied to mining operations that have not yet been so applied. Any such new laws may increase our operating costs which could have a material adverse effect on our results of operations and financial condition. Changes in regulatory policy could also have a material adverse effect on our exploration and future production activities. Any changes in government policy may result in changes to laws affecting, without limitation:

•

ownership of our concessions;

•

land tenure;

•

development of infrastructure;

•

mining policies;

•

monetary policies;

•

 taxation;

•

rates of exchange;

•

environmental regulations; and/or

•

labor relations.

Any such changes may affect our ability to continue our exploration and drilling program, to undertake mining operations with respect to the Assets in the manner currently contemplated, or our ability to explore or develop future properties. We must take into account the possibility, particularly in Mexico, that future governments may adopt substantially different policies, which might extend to expropriation of assets.

Environmental and other risks could have a material adverse impact on our business.

Mining activities pose certain environmental risks, as well as personal injury risks.  While the Company will attempt to manage its risks, one or more incidents of environmental damage or personal injury resulting from its mining activities could have a material adverse impact on the business of the Company. If we become subject to onerous government regulations or other legal uncertainties, our business would likely be negatively affected. The government regulates the environmental impacts of mining operations and requires, under certain circumstances, certain environmental permits, work permits, posting of bonds, and the performance of remediation work for any physical or other disturbance to the land or the environment. We may incur significant costs and expenses in connection to comply with such governmental regulations. Depending on market conditions and the options available to us, we may attempt to enter into a joint venture with an operating company or permit an operating company to undertake exploration work on the Assets. We may also consider seeking equity or debt financing (including borrowing from commercial lenders) or a sale of the Company or its assets.

We are an exploration stage company.

We are an exploration stage company and face a high risk of business failure because of the unique difficulties and uncertainties inherent in mineral exploration ventures. Potential investors should be aware of the difficulties normally encountered by mineral exploration companies and the high rate of failure of such companies. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays that could be encountered in connection with our planned exploration and drilling of the Assets. These potential problems include, but are not limited to, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates. Additional expenditures related to exploration of the Assets may not result in the discovery of additional mineralized material. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of our exploration do not reveal viable commercial mineralized material, we may decide to abandon the Assets and acquire new concessions for new exploration or terminate our activities all together. The acquisition of additional concessions will be dependent upon us possessing capital resources at that time in order to purchase and/or maintain such concessions. If no funding is available, we may be forced to cease our operations.

We have no proven or probable reserves.

We have not established the presence of any proven or probable reserves, as those terms are defined by the U.S. Securities and Exchange Commission (the “SEC”), on the Assets. If the Assets do not contain mineralized material that we can extract at a profit, any funds spent by us on exploration or development of the Assets could be lost. The SEC defines a “reserve” as “that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.” Any mineralized material discovered by us should not be considered proven or probable reserves.

In order to demonstrate the existence of proven or probable reserves under SEC guidelines, it would be necessary for us to continue exploration to demonstrate the existence of sufficient mineralized material with satisfactory continuity and then obtain a positive feasibility study that demonstrates with reasonable certainty that the mineralized material can be economically extracted and produced. We have not completed a feasibility study with regard to the Assets, nor do we intend to perform such feasibility study until such time as we obtain sufficient funding and it is advisable under our then current business plan. Exploration is inherently risky, the probability of any individual property having reserves is extremely remote and few properties ultimately prove economically successful.

Estimates of mineralized material are based on interpretation and assumptions which may be unreliable.

Estimates of our mineralized material, if any, located on the Assets, will be based on interpretation and assumptions and may yield less under actual conditions than current estimates. When making determinations about whether to advance any of our projects to production, we must rely upon such estimated calculations as to the mineralized material on the Assets. Until the mineralized material is actually mined and processed, any amounts and values can only be considered estimates.

These estimates are imprecise and depend on geological interpretation and statistical inferences drawn from drilling and assay sampling analysis, which may prove to be unreliable. We cannot assure you that the estimates of our mineralized material will be accurate or that we can mine or process this mineralized material profitably.

Any material changes in estimates of our mineralized material could affect the economic viability of the Assets and could have a material adverse effect on our operations and financial position. There can be no assurance that minerals recovered in small scale will be recovered at production scale.

Our operations are subject to permitting requirements.

Our operations are subject to permitting requirements which could require us to delay, suspend or terminate our operations. Our operations, including but not limited to any exploitation program, require permits from the U.S. and Mexican government. We may be unable to obtain these permits in a timely manner, on reasonable terms, or at all. If we cannot obtain or maintain the necessary permits, or if there is a delay in receiving these permits, our timetable and business plan for exploration and/or exploitation, may be materially and adversely affected.

Competition in the mining industry is intense and we have limited financial and personnel resources with which to compete.

Competition in the mining industry is extremely intense in all aspects, including but not limited to raising investment capital for exploration and obtaining qualified managerial and technical employees. We are an insignificant participant in the mining industry due to our limited financial and personnel resources. Our competition includes large established mining companies, with substantial capabilities and with greater financial and technical resources than we have, as well as the myriad of other exploration stage companies. As a result of this competition, we may be unable to attract the necessary funding or qualified personnel. If we are unable to successfully compete for funding or for qualified personnel, our mining activities may be slowed, suspended or terminated, any of which would have a material adverse effect on our ability to continue operations.

We may experience supply and equipment shortages.

We may not be able to purchase all of the supplies and materials we need to continue our mining activities due to shortage of funds, lack of availability or other reasons. This could cause us to delay or suspend operations. Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as explosives, and certain equipment, such as bulldozers, drilling equipment and excavators, that we might need to conduct our mining activities. If we cannot find the supplies and equipment we need, we may have to suspend our operations until we do find the supplies and equipment we need. If we are unable to find the supplies in the U.S. or Mexico but can find them in another location, the cost will increase significantly, as will the time to deliver.

There are risks inherent in doing business in Mexico.

The Mexican Asset is located in the Municipality of Hostotipaquillo, Satte of Jalisco, Mexico. Risks of doing business in a foreign country could materially and adversely affect our results of operations and financial condition. We face risks normally associated with doing business in a foreign country. These risks include, but are not limited to:

•

labor disputes;

•

invalidity of governmental orders;

•

uncertain or unpredictable political, legal and economic environments;

•

war;

•

civil and political unrest;

•

crime and security issues including but not limited to drug cartel activity;

•

property disputes;

•

changes to existing laws or policies relating to the mining industry that increase our costs;

•

unpredictable changes in or application of taxation regulations;

•

delays in obtaining or the inability to obtain necessary governmental permits;

•

governmental seizure of land or mining concessions;

•

limitations on ownership;

•

limitations on the repatriation of earnings;

•

increased financial costs;

•

import and export regulations, including restrictions on the export of gold, silver and copper; and/or

•

foreign exchange controls.

The occurrence of one or more of these events or a change in existing policy could have a material adverse effect on our cash flows, earnings, results of operations, and financial condition. These risks may limit or disrupt our operations, restrict the movement of funds, impair contract rights, or result in the taking of property by nationalization or expropriation without fair compensation. Finally, Mexico’s status as a developing country may make it more difficult for us to obtain required funding.

We are required to make payments to retain the Solidaridad concessions.

Our ability to retain good title to the Mexican Assets and continue our exploration and drilling program is subject to payment of surface taxes imposed by the Mexican government. The amount of surface taxes is set by regulation and may increase over the life of the concession and include periodic adjustments for inflation. Our failure or inability to pay the surface taxes to the Mexican government may cause us to lose our interest in one or more of our concessions.

Our concessions are located in a remote area.

There is extremely limited infrastructure on the Assets, which may impair our access to the property.  Inclement weather and/or natural disasters may affect the roads surrounding the Assets, which may delay or prevent us from conducting our proposed business operations or cause significant damage to costly infrastructure, for which we may or may not be insured. While we plan to conduct our exploration and drilling year round, it is possible that inclement weather and/or natural disasters could delay our mining activities, which could have a material adverse effect on our business, results of operations and financial condition.

Defective title to the Assets could have a material adverse effect on our exploration and exploitation activities.

There are uncertainties as to title matters in the mining industry. We believe we have good title to the Assets; however, any defects in such titles that cause us to lose our rights in these mineral properties would seriously jeopardize our planned business operations. We have investigated our rights to explore, exploit and develop the Assets in manners consistent with industry practice and, to the best of our knowledge, those rights are in good standing. However, we cannot guarantee that the title to or our rights to explore, exploit and develop the Assets will not be challenged by third parties or governmental agencies. In addition, there can be no assurance that the Assets are not subject to prior unregistered agreements, transfers or claims. Our title may be affected by undetected defects. Any such defects could have a material adverse effect on us.

In the event of a dispute regarding title to the Mexican Assets or any facet of our operations, it would likely be necessary for us to resolve the dispute in Mexico, where we would be faced with unfamiliar laws and procedures. The resolution of disputes in foreign countries as well as in the U.S. can be costly and time consuming, similar to the situation in the United States. However, in a foreign country, we face the additional burden of understanding unfamiliar laws and procedures. We may not be entitled to a jury trial, as we might be in the United States. Further, to litigate in a foreign country, we would be faced with the necessity of hiring lawyers and other professionals who are familiar with the foreign laws. For these reasons, we may incur unforeseen losses if we are forced to resolve a dispute in Mexico or any other foreign country.

Material losses in excess of insurance coverage could adversely affect our exploration and future production activities.

We have limited insurance against losses or liabilities that could arise from our operations. If we incur material losses or liabilities in excess of our insurance coverage, our financial position could be materially and adversely affected. Mining operations involve a number of risks and hazards including without limitation:

•

environmental hazards;

•

industrial accidents;

•

metallurgical and other processing problems;

•

failure of pit walls or dams;

•

acts of God; and/or

•

equipment and facility performance problems.

Such risks could have various negative consequences, including, without limitation:

•

damage to, or destruction of, mineral properties or production facilities;

•

personal injury or death;

•

environmental damage;

•

delays in exploration; and/or

•

monetary losses.

Industrial accidents could have a material adverse effect on our future business and operations. We cannot be certain the insurance we have in place will cover all of the risks associated with our mining activities or that we will be able to maintain insurance to cover these risks at economically feasible premiums. We also might become subject to liability for pollution or other hazards which we cannot insure against or which we may elect not to insure against because of premium costs or other reasons. Losses from such events may have a material adverse effect on our ability to continue operations.

We are dependent upon our officers.

The Company is dependent on Lynn Harrison, its current President and Chief Executive Officer and director, to effectuate many of the Company’s services and plans for the implementation of our proposed activities and business.  Ms Harrison has significant experience in the area of exploring for and/or mining precious metals.    If she were to resign, there is no guarantee that we could replace her with qualified individuals in a timely or economic manner or if at all.  Investors must be willing to entrust all of the affairs of the Company to current management.

At the present time we are unable to pay any dividends.

The Company has not paid any cash dividends and does not anticipate paying any cash dividends on its common stock in the foreseeable future.  It is anticipated that earnings, if any, which may be generated from operations will be used to finance the continued operations of the Company.  Investors who anticipate the immediate need of cash dividends from their investment should refrain from purchasing any of the securities offered hereby.

Future issuance of securities could cause dilution to existing shareholders.

The Company has the authority to issue up to 250,000,000 shares of common stock, and to issue options and warrants to purchase shares of our common stock without stockholder approval.  Future issuances of common will dilute the holdings of our existing stockholders and may reduce the market price of our common stock.  Holders of our common stock are not entitled to preemptive rights.

Certain of our officers may have conflicts of interest.

Certain conflicts of interest exist with respect to management and the operations of the Company.  Although management has committed to devote sufficient time and attention to the affairs of the business, management is not subject to any written agreement regarding such matters.  Consequently, other business interests may arise which could compromise the time and attention devoted by management to the affairs of the Company.

An adverse evaluation of our internal controls could result in loss of investor confidence.

We are required to evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002 annually and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have a material adverse effect on the price of our common stock. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have furnished a report by our management on internal controls for the fiscal year ended December 31, 2010. Such a report contains, among other matters, our assessment of the effectiveness of our internal controls over financial reporting, including a statement as to whether or not our internal controls are effective. This assessment must include disclosure of any material weakness in our internal controls over financial reporting identified by our management. Due to among other things, our lack of segregation of duties, our internal controls over financial reporting are ineffective as of the date hereof, and there is no assurance that they will be effective in the future. If we are unable to effectuate and maintain the effectiveness of our controls, investors could lose confidence in our financial reports and our stock price may decline.

We are subject to adverse changes in currency values.

Since some of our expenses will be paid in Mexican pesos, and our investment capital is in United States dollars, we are subject to adverse changes in currency values which will be difficult to prevent or predict. Our operations in the future could be affected by changes in the value of the Mexican peso against the United States dollar. At the present time, since we have no production and limited investment, we have no plans or policies to utilize forward sales contracts or currency options to minimize this exposure. If and when these measures are implemented, there is no assurance they will be cost effective or be able to fully offset the effect of any currency fluctuations.

Risks related to Owning Our Stock

Our stock price may be volatile.

Our stock price may be volatile and as a result investors could lose all or part of their investment. In addition to volatility associated with over-the-counter securities in general, the value of any investment could decline due to the impact of any of the following factors upon the market price of our common stock:

•

changes in the worldwide price for gold, silver and copper;

•

disappointing results from our exploration and drilling efforts;

•

fluctuation in production costs that make mining uneconomical;

•

unanticipated variations in grade and other geological problems;

•

unusual or unexpected rock formations;

•

failure to reach commercial production or producing at lower rates than those targeted;

•

decline in demand for our common stock;

•

downward revisions in securities analysts’ estimates or changes in general market conditions;

•

investor perception of our industry or our Company; and/or

•

general economic trends.

In addition, stock markets have experienced extreme price and volume fluctuations and the market price of securities has been highly volatile. These fluctuations are often unrelated to asset value and may have a material adverse effect on the market price of our common stock. As a result, investors may be unable to resell their shares at a fair price.

There is currently a limited trading market for our common stock and our stock experiences price fluctuations.

There is currently a limited market for our common stock and we can provide no assurance to investors that a more robust market will develop. If a more robust  market for our common stock does not develop, our shareholders may not be able to resell the shares of our common stock they have purchased and they may lose all of their investment. Our stock is thinly traded and is therefore subject to significant fluctuations if the amount of trading increases significantly for a short period of time. Even one large trade could materially affect the price of the stock even though the status of the Company remains unchanged.

The trading price of our common stock may be subject to wide fluctuations. Trading prices of our common stock may fluctuate in response to a number of factors, many of which will be beyond our control, including, without limitation, public announcements regarding our Company, purchases or sales by existing stockholders, changes in government regulations, conditions in our market segment or changes in earnings estimates by analysts. These fluctuations may have a material adverse effect on the trading price of our common stock.

In addition, the stock market in general, and the market for mining companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. Market and industry factors may adversely affect the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources. In addition, we may not have complied in the past with federal and/or state securities laws and regulations, which could potentially result in litigation, penalties and/or fines, other substantial costs and expenses and a substantial diversion of management’s attention and resources.

The value of our common stock is partially related to the value of our mineralized material.

The value of our common stock may relate directly and/or indirectly to the value of the mineralized material contained in the Assets and fluctuations in the price of any such mineralized material could have a material adverse effect on the value of any investment in our common stock.

Several factors may affect the prices for mineralized material, including, without limitation:

•

global supply and demand;

•

global or regional political, economic or financial events and situations;

•

investors’ expectations with respect to the rate of inflation;

•

currency exchange rates;

•

interest rates; and/or

•

investment and trading activities of hedge funds and commodity funds.

In addition, investors should be aware that there is no assurance that our mineralized material will maintain a constant price or have long term value. In the event the price of our mineralized material declines, the value of an investment in our common stock may also decline.

Reporting our investments in mineral properties as an expense may have a negative impact of our stock price.

Since we have no proven or probable reserves, our investment in the Assets is not reported as an asset in our financial statements which may have a negative impact on the price of our stock. We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America and intend to report substantially all exploration and drilling expenditures as expenses until we are able to establish proven or probable reserves. If we are able to establish proven or probable reserves, we would report development expenditures as an asset subject to future amortization using the units-of-production method. Since it is uncertain when, if ever, we will establish proven or probable reserves, it is uncertain whether we will ever report these expenditures as an asset. Accordingly, our financial statements report fewer assets and greater expenses than would be the case if we had proven or probable reserves, which could have a negative impact on our stock price.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Our Chief Executive Officer, Lynn Harrison, has provided our office space located at 2415 East Camelback Road, Suite 700, Phoenix, Arizona 85016 free of charge.  The Company recently acquired an undivided 100% interest in 2 patented claims, 6 federal claims and 25 prospects comprising 600 acres near Kingman, Arizona.  We also acquired a 75% interest in and to three mining concessions in the project area known as Monte de El Favor, Exploitation Title No 165974 and Guadalupe Exploitation title No. 183638 and Buenaventura Exploitation title issued no. 218973, which approximate 217.49 hectares in total located in the Municipality of Hostotipaquillo, State of Jalisco, Mexico.  We intend to commence mining exploration activities upon receipt of sufficient funding.

 ITEM 3.  LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings, and we are not aware of any proceeding pending or threatened against us by any governmental authority or other party.

ITEM 4.  (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock has been listed on the OTC Bulletin Board under the symbol “BNZA” since January 5, 2011.  Prior to this, our common stock was listed on the OTC Bulletin Board under the symbol “CLGC”.  There has been limited trading activity for our common stock for each quarter since September 1, 2008 as reported on the OTC Bulletin Board.

YEAR ENDED DECEMBER 31, 2010	High	Low
Fourth quarter	$1.15	$1.15
Third quarter	--	--
Second quarter	--	--
First quarter	--	--
YEAR ENDED DECEMBER 31, 2009
Fourth quarter	--	--
Third quarter	--	--
Second quarter	--	--
First quarter-	--	--

Holders

As of March 25, 2011, there were approximately 5 shareholders of record of our common stock and 1,263,005 shares of common stock deemed outstanding, which includes 15,000 shares that have not been issued but were committed to be issued in connection with our assets acquisitions.

Dividends and Share Repurchases

We have not paid any dividends to our shareholders.  There are no restrictions which would limit our ability to pay dividends on common equity or that are likely to do so in the future.

The following table provides information about Company purchases of its equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934 (the “Exchange Act”) during the quarter ended December 31, 2010:

Issuer Purchases of Equity Securities

None.

Equity Compensation Plan Information

Not applicable.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

In December 2010, the Company executed two agreements in which it became obligated to issue an aggregate of 15,000 shares of common stock in connection with the acquisition of its mineral exploration properties as part of the consideration for the purchase of the Assets.  To date, such shares have not been issued. The offer and sale of the foregoing securities was made solely to “accredited investors” and in reliance upon Regulation S of the Securities Act of 1933, as amended and Regulation S.

 ITEM 6.  SELECTED FINANCIAL DATA

Not applicable because the Company is a smaller reporting company.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 2010, found in this report. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of this report.

Company Overview

The Company was incorporated under the laws of the State of Delaware in December 2006 under the name “Cold Gin Corporation.”  On December 27, 2010, we entered into an Agreement and Plan of Reorganization with Bonanza Gold Corp., a wholly-owned subsidiary of the Company, pursuant to which we merged with and into Bonanza Gold Corp, with Bonanza Gold Corp. being the surviving corporation. In connection with the reincorporation merger we changed our domicile from Delaware to Nevada, our name to Bonanza Gold Corp. and each outstanding share of our common stock was exchanged for one hundred fifty shares of the common stock of the Nevada entity.  Thereafter, our trading market experienced some unusual activity.  In an effort to stabilize the market, we effectuated a 150:1 reverse stock split on March 4, 2011.

We were initially established to become a developer of Internet media content for mixed martial arts fans and consumers.  We have not derived any revenue from the martial arts business.  Due to a change of control that occurred in August 2010, we abandoned the martial arts business.  Accordingly, results from operations related to the martial arts business have been reclassified from current operations to that of discontinued operations.  Effective December 10, 2010, we transitioned our business focus to that of a developer of Internet media for martial arts to a company engaged in the exploration and mining of minerals.

The Company’s management has experience in the field of mineral exploration and intends to continue to invest resources into our exploration and drilling program, and intends to extend the campaign over the next several years. Depending upon our ability to obtain sufficient funding, we may also acquire additional properties for exploration. In addition, assuming sufficient funding, we plan to engage an internationally recognized mining and geological consultancy firm to assist us in our drilling efforts.

We believe that an expanded exploration and drilling program is currently our best option for increasing the value of our Company. However, we have no revenues, our stock has no trading volume, and we believe our stock price does not reflect the true value of our Company. These factors limit our ability to obtain financing. Therefore, in an effort to generate revenue to commence continue our operations we have acquired two properties, one located in Arizona and the other in Mexico. While, due to the lack of capital, we have not commenced such exploitation program at this time, we have the legal and functional capability to do so, including the required exploitation permits.

Recent Developments

On December 10, 2010, the Company executed two asset purchase agreements for the acquisition of certain assets from Precious Metals Exploration Corp. (the “Seller”) pursuant to which the Company acquired (i) an undivided interest in 2 patented claims, 6 federal claims and 25 prospects comprising 660 acres near Kingman, Arizona (the “Arizona Assets”) and (ii) a 75% interest in and to three mining concessions in the project area known as “Monte de El Favor” in Jalisco, Mexico (the “Mexican Assets,” and together with the Arizona Assets, the “Assets”).

We acquired the Arizona Assets from the Seller for a note in the amount of One Million Dollars ($1,000,000) and Five Thousand (500,000) shares of the common stock of the Company.  The note is payable as follows: Two Hundred Thousand Dollars ($200,000) within three months of the closing of the acquisition, Two Hundred Thousand Dollars ($200,000) within six months of the closing of the acquisition, Two Hundred Thousand Dollars ($200,000) within nine months of the closing of the acquisition, Two Hundred Thousand Dollars ($200,000) within twelve months of the closing of the acquisition and Two Hundred Thousand Dollars ($200,000) within fifteen months of the closing of the acquisition. To date, we have not yet made any payments on the note and the loan is in default.    We anticipate that payments under the loan will be funded by our Chief Executive Officer.  If at any time within the first five years of the closing of the acquisition, the mining operations at the Arizona Assets acquired result in the discovery of either One Million (1,000,000) ounces of gold or Ten Million (10,000,000) ounces of silver then we agreed to issue to the Seller an additional One Million Five Hundred Thousand (1,500,000) shares of our common stock, such number to be a post forward split number.  The Seller also was granted an option to appoint an individual to serve on our advisory board for a maximum of three years, the compensation for such services to be the issuance of One Hundred Thousand (100,000) shares of our common stock for each year of service.

We acquired the Mexican Assets from the Seller in exchange for the issuance to the Seller of Five Thousand (5,000) shares of our common stock on the closing date, and agreed to issue an additional Seven Hundred Fifty Thousand (750,000) shares of our common stock on each of the three, nine and fifteen month anniversaries of the closing of the acquisition (which number was a post split number that needs to be adjusted to 5,000 shares of our common stock for our reverse split in 2011).   If at any time within the first five years of the closing of the acquisition, the mining operations at Mexican Assets acquired result in the discovery of either One Million (1,000,000) ounces of gold or Ten Million (10,000,000) ounces of silver then the Company agreed to issue to the Seller an additional Five Million Five Hundred Thousand (5,500,000) shares of its common stock, such number to be a post reincorporation merger number.   We agreed to retain the services of a prospector or engineer selected by the Seller and approved by us to be paid compensation of Ten Thousand Dollars ($10,000) per month.   We also agreed to

provide a work commitment in the amount of Eight Hundred Fifty Thousand Dollars ($850,000) to be paid over a two year period commencing on the closing of the acquisition.

Critical Accounting Policies

Management believes that the critical accounting policies and estimates discussed below involve the most complex management judgments due to the sensitivity of the methods and assumptions necessary in determining the related asset, liability, revenue and expense amounts. Specific risks associated with these critical accounting policies are discussed throughout this MD&A, where such policies have a material effect on reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, refer to the individual Notes to the Financial Statements for the year ended December 31, 2010.

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

Fair Values of Financial Instruments

The carrying values of cash, accounts receivable, accounts payable and accrued expenses approximate the fair values of these instruments due to their short-term nature. The carrying amount for borrowings under the financing agreement approximates fair value because of the variable market interest rates charged for these borrowings. We adopted SFAS No. 157, Fair Value Measurements (ASC 820-10) , for financial assets and financial liabilities in the first quarter of fiscal 2009, which did not have an impact on our financial statements.

In accordance with FASB Staff Position (“FSP FAS”) 157-2, Effective Date of FASB Statement No. 157, we deferred application of SFAS No. 157 until January 1, 2010, the beginning of our fiscal year, in relation to nonrecurring nonfinancial assets and nonfinancial liabilities including goodwill impairment testing, asset retirement obligations, long-lived asset impairments and exit and disposal activities. As of December 31, 2010 the application of SFAS 157 had no impact on our financial statements.

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

Plan of Operations

We are developing a gold and metals exploration company.  Lynn Harrison, our Chief Executive Officer, President, Chief Financial Officer, Secretary and Treasurer, has experience in the precious metals industry.  During 2009 and 2010 she managed and developed networks of special metals groups (manufacturer and engineers) for UK Metals Technology Centre.  Her primary responsibilities were the management of relationships and collaboration between metallurgists, businesses, academics and founders. The Company plans to leverage her vast knowledge of the industry to acquire properties for exploration.  We recently acquired two properties for our mineral exploration activity and intend to commence exploration activities, upon receipt of additional financing. .

Off Balance Sheet Arrangements

There are no off balance sheet arrangements.

Results of Operations for the year ended December 31, 2010 and the year ended December 31, 2009

For the year ended December 31, 2010 as compared to the year ended December 31, 2009, total revenues were $0 and $0, respectively; and net loss were $1,103,671 and $24,356, respectively. The net losses were attributable to operating expenses.   The operating expenses for the year ended December 31, 2010 were primarily expenses incurred for the acquisition of our two mineral exploration properties.

Liquidity and Capital Resources

At December 31, 2010 we had no cash or cash equivalents and had a working capital deficit of ($903,454).  Our current liabilities included the current portion of a note payable that was issued in connection with our acquisition of the Arizona property.  The note is in the principal amount of $1,000,000, of which $200,000 was due and payable on March 8, 2011 and $200,000 is due and payable on each of June 8, 2011, September 8, 2011, December 8, 2011 and March 8, 2012. At this time, the initial payment under the note has not been made.  In addition, we owe $95,945 to our Chief Executive Officer and principal shareholder for funds loaned for operations.  This loan is unsecured, non-interest bearing and has no fixed term of repayment.   We are also obligated to incur expenses of $10,000 per month for the retention of a consulting prospector for the Mexican property and to provide a work commitment for the Mexican Assets over a two year period of time, of which Three Hundred Fifty Thousand Dollars ($350,000) must be sent on or prior to September 8, 2011 for commencement of exploration. To date, no such consultant has been appointed.

We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned exploration activities. Net cash used in operating activities for the year ended December 31, 2010 consisted primarily of an impairment of mineral properties resulting from our lack of funding to commence exploration activities on our properties  and to a lesser extent, an increase in accounts payable and an increase in accrued interest. Based on our current plans, we believe that our cash will not be sufficient to enable us to meet our planned operating needs in the next 12 months.

In 2010, our primary sources of cash were from advances from our Chief Executive Officer  ($101,143) and affiliates ($90).

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

15

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable because the Company is a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

16

BONANZA GOLD CORP.

(FORMERLY COLD GIN CORPORATION)

(AN EXPLORATION STAGE COMPANY)

FINANCIAL STATEMENTS

DECEMBER 31, 2010

BONANZA GOLD CORP.

(FORMERLY COLD GIN CORPORATION)

(AN EXPLORATION STAGE COMPANY)

TABLE OF CONTENTS

DECEMBER 31, 2010

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2010 and 2009

F-2

Statements of Operations for the Years Ended

December 31, 2010 and 2009 and for the Period from

August 7, 2006 (inception) to December 31, 2010

F-3

Statement of Stockholders’ Equity (Deficit)

as of December 31, 2010

F-4

Statements of Cash Flows for the Years Ended

December 31, 2010 and 2009 and for the Period from

August 7, 2006 (inception) to December 31, 2010

F-5

Notes to Financial Statements

F-6 – F-12

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Boards of Directors

Bonanza Gold Corp. (formerly Cold Gin Corporation)

Phoenix, Arizona

We have audited the accompanying balance sheets of Bonanza Gold Corp. (formerly Cold Gin Corporation), as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and the period from August 7, 2006 (inception) to December 31, 2010.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bonanza Gold Corp. (formerly Cold Gin Corporation), as of December 31, 2010 and 2009 and the results of their operations and cash flows for the years then ended and for the period from August 7, 2006 (inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Bonanza Gold Corp. (formerly Cold Gin Corporation) will continue as a going concern.  As discussed in Note 10 to the financial statements, the Company has incurred losses from operations, has a working capital deficit, and is in need of additional capital to grow its operations so that it can become profitable.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 10. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

March 17, 2011

BONANZA GOLD CORP.

(FORMERLY COLD GIN CORPORATION)

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS

AT DECEMBER 31, 2010 AND 2009

ASSETS	2010	2009

Current Assets
Cash and cash equivalents	$ 0	$ 5

Mineral Properties, net	0	0

TOTAL ASSETS	$ 0	$ 5

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities
Accounts payable	$ 7,509	$ 6,850
Accrued interest	0	393
Notes payable – affiliate	0	110
Due to shareholder	95,945	12,665
Note payable – current portion	800,000	0
Total Current Liabilities	903,454	20,018

Long-Term Liabilities
Note payable	200,000	0
Total Long-Term Liabilities	200,000	0

TOTAL LIABILITIES	1,103,454	20,018

STOCKHOLDERS’ DEFICIT
Common stock, par $0.001, 250,000,000 shares authorized, 188,700,000 and 204,000,000 shares issued and outstanding	188,700	1,360

Paid in capital	(115,620)	51,490
Deficit accumulated during the development stage	(1,176,534)	(72,863)
TOTAL STOCKHOLDERS’ DEFICIT	(1,103,454)	(20,013)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 0	$ 5

The accompanying notes are an integral part of the financial statements.

.

BONANZA GOLD CORP.

(FORMERLY COLD GIN CORPORATION)

(AN EXPLORATION COMPANY)

STATEMENT OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

AND THE PERIOD FROM AUGUST 7, 2006(INCEPTION) TO DECEMBER 31, 2010

			FROM
			INCEPTION
			(AUGUST 7,
	YEAR ENDED		2006) TO
	DECEMBER 31,		December
	2010	2009	31, 2010

REVENUE	$ -	$ -	$ -

OPERATING EXPENSES
Selling, general and administrative	1,103,567	24,156	1,176,037

NET OPERATING LOSS	(1,103,567)	(24,156)	(1,176,037)

OTHER EXPENSES	(104)	(200)	(497)

NET LOSS BEFORE INCOME TAXES	(1,103,671)	(24,356)	(1,176,534)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$ (1,103,671)	$ (24,356)	$ (1,176,534)

Weighted Average Number of Shares Outstanding	195,935,342	204,000,000

Net Loss Per Share	$ (0.01)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

BONANZA GOLD CORP.

(FORMERLY COLD GIN CORPORATION)

(AN EXPLORATION COMPANY)

STATEMENT OF OPERATIONS

AS AT DECEMBER 31, 2010

			ADDITIONAL
	COMMON STOCK		PAID-IN	Accumulated
	SHARES	AMOUNT	CAPITAL	Deficit	TOTAL

Balance - August 7, 2006	-	$ -	$ -	$ -	$ -
Common stock issued	127,500,000	850	1,000	-	1,850
Net loss - December 31, 2006	-	-	-	(1,750)	(1,750)

Balance - December 31, 2006	127,500,000	850	1,000	(1,750)	100

Net loss - December 31, 2007	-	-	-	(2,382)	(2,382)

Balance - December 31, 2007	127,500,000	850	1,000	(4,132)	(2,282)

Shares issued for cash	75,000,000	500	49,500	-	50,000
Shares issued for services	1,500,000	10	990	-	1,000

Net loss - December 31, 2008	-	-	-	(44,375)	(44,375)

Balance - December 31, 2008	204,000,000	1,360	51,490	(48,507)	4,343

Net loss - December 31, 2009	-	-	-	(24,356)	(24,356)

Balance - December 31, 2009	204,000,000	1,360	51,490	(72,863)	(20,013)

Conversion of debt to contributed capital	-	-	18,560	-	18,560
Cancellation of shares	(16,800,000)	(112)	112	-	-
Shares issued for mineral property acquisition	750,000	5	830	-	835
Shares issued for mineral property acquisition	750,000	5	830	-	835
Stock split 1 to 150	-	187,442	(187,442)	-	-
Net loss - December 31, 2010				(1,103,671)	(1,103,671)

Balance - December 31, 2010	188,700,000	$ 188,700	$ (115,620)	$ (1,176,534)	$ (1,103,454)

The accompanying notes are an integral part of these financial statements.

BONANZA GOLD CORP.

(FORMERLY COLD GIN CORPORATION)

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

AND THE PERIOD FROM AUGUST 7, 2006 (INCEPTION) TO DECEMBER 31, 2010

	Year ended December 31, 2010	Year ended December 31, 2009	Period from August 7, 2006 (inception) to December 31, 2010
Cash Flows from Operating Activities:
Net loss for the period	$ (1,103,671)	$ (24,356)	$ (1,176,534)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Common stock issued for services	0	0	1,000
Impairment of mineral properties	1,001,670	0	1,001,670
Changes in Assets and Liabilities
Increase in accounts payable	659	850	7,509
Increase (decrease) in accrued interest	104	200	497
Net Cash Used in Operating Activities	(101,238)	(23,306)	(165,858)

Cash Flows from Financing Activities:
Proceeds from notes payable – shareholders	101,143	5,245	113,988
Proceeds from note payable – affiliate	90	110	200
Payments on notes payable	0	0	(180)
Proceeds from the sale of common stock	0	0	51,850
Net Cash Provided by Financing Activities	101,233	5,355	165,858

Net Decrease in Cash and Cash Equivalents	(5)	(17,951)	0

Cash and Cash Equivalents – Beginning	5	17,956	0

Cash and Cash Equivalents – Ending	$ 0	$ 5	$ 0

Supplemental Cash Flow Information:
Cash paid for interest	$ 0	$ 0	$ 0
Cash paid for income taxes	$ 0	$ 0	$ 0
Supplemental Non-Cash Investing and Financing Information:
Shares issued for acquisition of mineral properties	$ 1,670	$ 0	$ 1,670
Note payable issued for acquisition of mineral properties	$ 1,000,000	$ 0	$ 1,000,000
Conversion of related party and affiliate notes payable and accrued interest to contributed capital	$ 18,560	$ 0	$ 18,560

The accompanying notes are an integral part of the financial statements.

BONANZA GOLD CORP.

(FORMERLY COLD GIN CORPORATION)

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Bonanza Gold Corp. (formerly Cold Gin Corporation) (the “Company” or “Bonanza”) was incorporated in the State of Delaware on August 7, 2006. Effective December 10, 2010, we transitioned our business focus from that of a developer of Internet media for martial arts to a company engaged in the exploration and mining of minerals.

The Company is currently in the exploration stage. All activities of the Company to date relate to its organization, initial funding and share issuances.

Exploration Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to exploration stage companies. An exploration-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a December 31 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $0 of cash as of December 31, 2010.

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

BONANZA GOLD CORP.

(FORMERLY COLD GIN CORPORATION)

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2010.

Comprehensive Income

The Company has established standards for reporting and display of comprehensive income, its components and accumulated balances.  When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in  comprehensive income.

Recent Accounting Pronouncements

Bonanza does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – MINERAL PROPERTIES

The Company acquired two mineral properties during the year ended December 31, 2010.

On December 8, 2010, the Company acquired mineral properties that consisted of an undivided 100% interest in 2 patented claims, 6 federal claims and 25 prospects comprising 660 acres near Kingman, Arizona in exchange for 5,000 shares on a pre-split basis of the Company’s common stock and a promissory note in the amount of $1,000,000.

The Company is required to pay $200,000 within 3 months of the closing of the definitive agreement, $200,000 within 6 months of the closing, $200,000 within 9 months of the closing, $200,000 within 12 months of the closing and an additional $200,000 within 15 months of the closing of the definitive agreement.

The Company agreed to maintain the Assets for five years and to make all future payments required to maintain the Assets other than payments required for actions or omissions prior to the closing.

If at any time within the first five years of the closing, the asset mining operations result in the discovery (as such term is defined by industry best practices such as JORC, 43-101) of either One Million (1,000,000) ounces of gold or Ten Million (10,000,000) ounces of silver, the Company shall issue to the seller an additional One Million Five Hundred Thousand (1,500,000) shares of its common stock upon such discovery.

BONANZA GOLD CORP.

(FORMERLY COLD GIN CORPORATION)

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2010

NOTE 2 – MINERAL PROPERTIES (CONTINUED)

The seller has the option to appoint an individual to serve on the Company’s advisory board for one (1) year.  Any such individual shall be approved by the Company, such approval not to be unreasonably withheld.  The compensation for such service shall be the issuance by the Company at the end of each year of service of One Hundred Thousand (100,000) shares of its common stock, such service to be limited to a maximum of three years.

Also on December 8, 2010, the Company acquired mineral properties that consisted of a seventy-five percent (75%) interest in and to the three (3) mining concessions in the project area known as “Monte de El Favor”, these are El Favor, Exploitation title No. 165974 and Guadalupe, Exploitation title No. 183638 and Buenaventura Exploitation title issued No. 218973, which approximate 217.49 hectares in total located in the Municipality of Hostotipaquillo, State of Jalisco, Mexico in exchange for 5,000 shares on a pre-split basis of the Company’s common stock. The contract required additional issuance of 2,250,000 shares on a post-split basis over the nine months following the closing of the deal.

If at any time within the first two years of the closing, the asset mining operations result in the discovery (as such term is defined by industry best practices such as JORC, 43-101) of either One Million (1,000,000) ounces of gold or Ten Million (10,000,000) ounces of silver, the Company shall issue to the seller an additional Five Million Five Hundred Thousand (5,500,000) shares of its common stock upon such discovery.

The seller shall provide a consulting prospector, or engineer acceptable to the Company to act as VP of Exploration to oversee activities related to the assets. The Company shall enter into a consulting agreement with such individual that shall have a minimum term of one year, with an option to renew for an additional one year and provide for compensation of Ten Thousand Dollars (US$10,000) per month Any  amounts paid to the consultant will be applied against and reduce the amount of the work commitment.

The Company shall provide a work commitment for the assets in the amount of Eight Hundred Fifty Thousand Dollars (US $850,000) to be paid over a two year period commencing on the closing.  The work commitment shall provide that the Company is required to with the following term:

•

The Company must spend at least Three Hundred Fifty Thousand Dollars (US $350,000) within 9 months of the closing for the commencement and continuation of exploration of the assets for the express purpose of advancing the geologic knowledge of the assets.

•

The Company must spend at least a minimum of Five Hundred Thousand Dollars (US $500,000) within the following 12 months after the termination of the initial nine month period for the express purpose of advancing the geologic knowledge of the Assets.

All exploration and mine development work will be conducted as part of the work commitment will be in accord with the best practices and usual standards of professional conduct with the express focus of further exploring and defining mineral resources and mining reserves. The required amount of the work commitment shall be reduced by any amounts paid to the consultant.

BONANZA GOLD CORP.

FORMERLY COLD GIN CORPORATION)

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2010

NOTE 2 – MINERAL PROPERTIES (CONTINUED)

The Company’s management has experience in the field of mineral exploration and intends to continue to invest resources into our exploration and drilling program, and intends to extend the campaign over the next several years. Depending upon our ability to obtain sufficient funding, we may also acquire additional properties for exploration. In addition, assuming sufficient funding, we plan to engage an internationally recognized mining and geological consultancy firm to assist us in our drilling efforts.

We believe that an expanded exploration and drilling program is currently our best option for increasing the value of our Company. However, we have no revenues, our stock has no trading volume, and we believe our stock price does not reflect the true value of our Company. These factors limit our ability to obtain financing. Therefore, in an effort to generate revenue to commence continue our operations we have acquired two properties, one located in Arizona and the other in Mexico. While, due to the lack of capital, we have not commenced such exploitation program at this time, we have the legal and functional capability to do so, including the required exploitation permits.

At December 31, 2010, we had not yet obtained sufficient funding to commence exploration on these properties, we had not yet received any revenues, and we had a working capital deficit.  Our auditors had determined there was sufficient doubt about our ability to operate as a going concern.  Due to these factors we recorded an impairment charge of $1,001,670 to the carrying values of these properties, writing their carrying costs to $-0-.

NOTE 3 – NOTE PAYABLE - AFFILIATE

The Company received a loan during the year ended December 31, 2009 in the amount of $110.  The Company received an additional $90 loan during the year ended December 31, 2010.  The loans were unsecured, non-interest bearing and due on demand. On August 8, 2010 the loans totaling $200 were forgiven and recorded as contributed capital.

NOTE 4 – DUE TO SHAREHOLDERS

The Company received a loan from a shareholder, on November 13, 2007 for $2,500.  The amount received is unsecured, due on demand, and bears interest at a rate of 8% per annum beginning January 12, 2008.  The note can be converted into common shares at any time at a conversion price of $.08 per share. Accrued interest on this note totaled $0 and $393 as of December 31, 2010 and 2009, respectively.

Additional net advances of $5,198 and $5,245 have been made by the shareholder during the years ended December 31, 2010 and 2009, respectively.  These advances are unsecured, non-interest bearing and have no fixed terms of repayment.

As part of the change in control, the shareholder agreed to forgive all outstanding debt and interest as of August 8, 2010. The total loans and accrued interest forgiven and recorded as contributed capital was $18,360.

During the year ended December 31, 2010, a new shareholder who is our current Chief Executive Officer provided advances to fund operations. The advances are unsecured, non-interest bearing and due on demand. The amount due to the shareholder was $95,945 as of December 31, 2010.

BONANZA GOLD CORP.

(FORMERLY COLD GIN CORPORATION)

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2010

NOTE 5 – NOTE PAYABLE

On December 8, 2010, the Company entered into an asset purchase agreement to acquire certain mineral properties. See note 2. In connection with this acquisition, the Company issued a promissory note in the amount of $1,000,000.  The note is non-interest bearing and provides for payments as follows:

The Company is required to pay $200,000 within 3 months of the closing of the definitive agreement, $200,000 within 6 months of the closing, $200,000 within 9 months of the closing, $200,000 within 12 months of the closing and an additional $200,000 within 15 months of the closing of the definitive agreement.

NOTE 6 – CAPITAL STOCK

The total number of shares of capital stock which the Company shall have authority to issue is 250,000,000 common shares with a par value of $.001

As part of the change in control, the Company cancelled 112,000 shares on July 8, 2010. Additionally as part of the change in control the former shareholder agreed to forgive debts outstanding to them totaling $18,560 which have been recorded as contributed capital. See Notes 3 and 4.

 The Company issued 5,000 and 5,000 shares on a pre-split basis of common stock in connection with the two mineral property acquisitions discussed in Note 2. The shares were valued at $0.167 per share.

In December 2010, the Company enacted a 1 to 150 forward stock split.

The Company had 188,700,000 shares of common stock issued and outstanding as of December 31, 2010.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge.  There is no obligation for the officer to continue this arrangement.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 8 – INCOME TAXES

For the period ended December 31, 2010, the Company has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $1,176,000 at December 31, 2010, and will expire beginning in the year 2026.

The provision for Federal income tax consists of the following at December 31, 2010 and 2009:

Federal income tax benefit attributable to:	2010	2009
Current Operations	$ 375,250	$ 8,340
Less: valuation allowance	(375,250)	(8,340)
Net provision for Federal income taxes	$ 0	$ 0

BONANZA GOLD CORP.

(FORMERLY COLD GIN CORPORATION)

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2010

NOTE 8 – INCOME TAXES (CONTINUED)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

Deferred tax asset attributable to:	2010	2009
Net operating loss carryover	$ 400,070	$ 24,820
Less: valuation allowance	(400,070)	(24,820)
Net deferred tax asset	$ 0	$ 0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $1,176,000 for Federal income tax reporting purposes are subject to annual limitations. Due to the change in ownership that occurred in 2010, annual use of the net operating loss carry forwards will be limited in future years.

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company received a loan from a shareholder, on November 13, 2007 for $2,500.  The amount received was unsecured, due on demand, and bears interest at a rate of 8% per annum beginning January 12, 2008.  The note could be converted into common shares at any time at a conversion price of $.08 per share. Accrued interest on this note totaled $0 and $193 as of December 31, 2010 and 2009, respectively.

Additional net advances of $5,198 and $5,245 were made by the shareholder during the years ended December 31, 2010 and 2009, respectively.  These advances were unsecured, non-interest bearing and had no fixed terms of repayment.

As part of the change in control, the shareholder agreed to forgive all outstanding debt and interest as of August 8, 2010. The total amount forgiven and recorded as contributed capital was $18,560.

During the year ended December 31, 2010, a new shareholder  provided advances to fund operations. The loans are unsecured, non-interest bearing and due on demand. The amount due to the shareholder was $95,945 as of December 31, 2010.

NOTE 10 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred losses of $1,176,537 since its inception, has not yet produced revenues from operations, and has a working capital deficit.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.  Management anticipates that it will be able to raise additional working capital through the issuance of stock and through additional loans and advances from investors.

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to attain a satisfactory level of profitability and obtain suitable and adequate financing. There can be no assurance that management's plan will be successful.

BONANZA GOLD CORP.

(FORMERLY COLD GIN CORPORATION)

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2010

NOTE 11 – SUBSEQUENT EVENTS

On January 5, 2011, the Bonanza enacted a 1 to 150 reverse stock split of the Company’s common stock and increased the authorized shares of common stock to 250,000,000.

In March 2010, payment of the first $200,000 of the note payable connected to the mineral property acquisition was due. No payment has been made as of this filing.

Also in March 2010, an additional 750,000 shares on a post-split basis (5,000 post reverse split basis) were to be granted in connection with the mineral property acquisition.

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to December 31, 2010 to March 17, 2011, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the items discussed above.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this annual report, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC.  The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.  As required under Exchange Act Rule 13a-15, the Company’s management, including the Chief Executive Officer and Principal Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report.  Inasmuch as we  only have one individual serving as our officer, director and employee we have determined that the Company has, per se, inadequate controls and procedures over financial reporting due to the lack of segregation of duties despite the fact that the Company has very little operating activity.   Management recognizes that its controls and procedures would be substantially improved if there was a greater segregation of the duties of Chief Executive Officer and Chief Financial Officer and as such is actively seeking to remediate this issue. Management believes that the material weakness in its controls and procedures referenced did not have an effect on our financial results.  Based on that evaluation, the Chief Executive Office and Principal Financial Officer concluded that the disclosure controls and procedures are ineffective.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on the assessment, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting is ineffective based on those criteria.

The Company’s management, including its Chief Executive Officer and Principal Financial Officer, does not expect that the Company’s disclosure controls and procedures and its internal control processes will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that the breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Changes in Internal Control

There have been no changes in internal controls over the financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

 PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Below is certain information regarding our directors and executive officers as of March __, 2011:

Name

Age

Position

Lynn Harrison

48

Chairman, President, Chief Executive Officer and Chief Financial Officer

Lynn Harrison.  Ms. Harrison became our President, Chief Executive Officer and Chief Financial Officer in August 2010.  Ms. Harrison was previously the project manager at National Metals Technology Centre from July 2009-May 2010.  She was also Management Assessor for the Skills Team from October 2008 through July 2009.  Prior to that, Ms. Harrison was a self-employed business and management consultant and project manager for public and private clients from March 2007-October 2008.  From July 2002 through February 2007 she was the Business Support Manager for Doncaster Chamber of Commerce and Industry and from January 2000 through July 2002 she was a Financial Services Training Consultant for Aviva (Norwich Union).

Employees

At December 31, 2010 we had no full-time employees.

Directors’ Term of Office

Directors will hold office until the next annual meeting of stockholders and the election and qualification of their successors.  Officers are elected annually by our board of directors and serve at the discretion of the board of directors.

Director Independence

Our director, Lynn Harrison, is not independent because of her position as an executive officer of the Company.

Audit Committee and Audit Committee Financial Expert

Our board of directors acts as our audit committee and compensation committee. We do not have an “audit committee financial expert,” as that term is defined in Item 407(d) of Regulation S-K promulgated under the Securities Act. The board of directors believes that its member is financially literate and experienced in business matters and is capable of (1) understanding generally accepted accounting principles (“GAAP”) and financial statements, (2) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (3) analyzing and evaluating our financial statements, (4) understanding our internal controls and procedures for financial reporting, and (5) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the board of directors believes that no audit committee member has obtained these attributes through the experience specified in the SEC's definition of “audit committee financial expert.” Further, as is the case with many small companies, it would be difficult for us to attract and retain board members who qualify as “audit committee financial experts,” and competition for such individuals is significant. The board of directors believes that its current audit committee is able to fulfill its role under SEC regulations despite not having a designated “audit committee financial expert.”

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers, directors and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of the Company’s common stock.  Such officers, directors and persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file with the SEC.

Based solely on a review of the copies of such forms that were received by the Company, or written representations from certain reporting persons that no Form 5s were required for those persons, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company’s fiscal year ended December 31, 2010 except that one form 4 was filed late for each of Barton PK, LLC, a former 10% shareholder, with respect to the issuance and disposition of common stock in August 2010, and Eric Joffe, a former officer and director, with respect to the disposition of common stock in August 2010.

Code of Ethics

We have established and maintain a Code of Ethics which is applicable to all employees, officers, and directors. Our policy is designed to deter wrongdoing and to promote honest and ethical conduct and compliance with all applicable laws and regulations. It also communicates our expectations of our employees and helps enable us to provide accurate and timely disclosure in our filings with the SEC and other public communications. In addition, the policy incorporates guidelines pertaining to topics such as environmental compliance, health and safety compliance; diversity and non-discrimination; vendor relations, employee privacy; and business continuity.

We will provide any person, without charge, upon written or oral request made to our corporate headquarters, a copy of our Code of Ethics

 ITEM 11.  EXECUTIVE COMPENSATION

There was no compensation paid to our Chief Executive Officer or our other executive officers (“Named Executive Officers”) for services rendered during the years ended December 31, 2010 and 2009.

Option/SAR Grants in Last Fiscal Year

None.

Outstanding Equity Awards at Fiscal Year-End

None.

Compensation of Directors

None of the Company’s directors received any compensation for services as directors during the last fiscal year.

Equity Compensation Plan Information

Not applicable.

Employment Agreements

None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock and warrants to purchase shares of our common stock as of March 25, 2011 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent of the outstanding shares of our common stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. The principal address of each of the stockholders listed below is c/o Bonanza Gold Corp., 2415 East Camelback Road, Suite 700, Phoenix, AZ 85016.  We believe that all persons named in the table have sole voting and investment power with respect to shares beneficially owned by them. All share ownership figures include shares issuable upon exercise of options or warrants exercisable within 60 days of March 15, 2011, which are deemed outstanding and beneficially owned by such person for purposes of computing his or her percentage ownership, but not for purposes of computing the percentage ownership of any other person.  Such amounts include the 15,000 shares that were to be issued in connection with our acquisitions, but have not yet been issued.

All references to the number of shares and per share amounts have been retroactively restated to reflect a 150 for 1 reverse stock split of all the outstanding common stock of the Company, which was effective in March 2011.

Principal Stockholders Table

Name of Owner	Shares Owned	Percentage of Shares Outstanding
Lynn Harrison	860,000	68%

All officers and directors as a group (1 person)	860,000	68%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended December 31, 2009 and December 31, 2010 we receives advances from a shareholder of $5,198 and $5,245, respectively.  The advances are unsecured, non-interest bearing and have no fixed term of payment.  During the year ended December 31, 2010 we also received advances to fund operations from our Chief Executive Officer and principal  shareholder in the amount of $95,945.  The advances are unsecured, non-interest bearing and due on demand.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Silberstein Ungar, PLLC serves as our independent registered public accounting firm.

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES AND SERVICES

Aggregate fees including expenses billed to us for the years ended December 31, 2010 and 2009, for processional services performed by Silberstein Ungar, PLLC-were as follows:

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES AND SERVICES

Aggregate fees including expenses billed to us for the years ended December 31, 2010 and 2009, for processional services performed by Silberstein Ungar, PLLC-were as follows:

	2010	2009
Audit Fees and Expenses	$9,500	4,750
Audit-Related Fees
Tax Fees
All Other Fees	2,250
Total	$11,750	4,750

 PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)           The following financial statements are included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2010:

1.	Report of Independent Registered Public Accounting Firm

2.	Balance Sheets as of December 31, 2010 and 2009

3.	Statements of Operations for the years ended December 31, 2010 and 2009 and for the period from August 7, 2006 (inception) to December 31, 2010

4.	Statement of Changes in Stockholders’ Equity (Deficit) as of December 31, 2010

5.	Statements of Cash Flows for the years ended December 31, 2010 and 2009 and for the period from August 7, 2006 (inception) to December 31, 2010

6.	Notes to the Financial Statements

(a)(2)           All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.

(a)(3)           The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1

Certificate of Incorporation of Cold Gin Corporation, as amended (incorporated herein by reference from the Company’s Exhibit to its Information Statement on Schedule 14C filed on December 3, 2010)

3.2

Articles of Incorporation of Bonanza Gold Corp., as amended (incorporated herein by reference from the Company’s Exhibit to its Information Statement on Schedule 14C filed on December 3, 2010)

3.3

Articles of Merger (incorporated herein by reference from the Company’s Exhibit to its Information Statement on Schedule 14C filed on December 3, 2010)

3.4

Certificate of Merger (incorporated herein by reference from the Company’s Exhibit to its Information Statement on Schedule 14C filed on December 3, 2010)

3.5

By-Laws of Bonanza Gold Corp.  (incorporated herein by reference from the Company’s Exhibit to its Information Statement on Schedule 14C filed on December 3, 2010)

3.5

Certificate of Amendment to the Articles of Incorporation of Bonanza Gold Corp. (incorporated herein by reference from the Company’s Exhibit to its Information Statement on Schedule 14C filed on February 9, 2011)

10.1

Asset Purchase Agreement, dated December 10, 2010, by and between Precious Metals Exploration, Ltd. and Cold Gin Corporation (incorporated herein by reference from the Company’s Exhibit 10.1 to Form 8-K filed on December 14, 2010)

10.2

Asset Purchase Agreement, dated December 10, 2010, by and between Precious Metals Exploration, Ltd. and Cold Gin Corporation (incorporated herein by reference from the Company’s Exhibit 10.2 to Form 8-K filed on December 14, 2010)

10.3

Promissory Note in the amount of One Million Dollars ($1,000,000), dated December 14, 2010, payable to Precious Metals Exploration, Ltd. (incorporated herein by referenced from the Company’s Exhibit 10.3 to Form 8-K filed on December 14, 2010)

10.4

Agreement and Plan of Reincorporation, dated as of December 27, 2010, by and between Cold Gin Corporation and Bonanza Gold Corp.

14.1

Code of Ethics (1)

31.1

Certification pursuant to Rule 13a-14(a)/15d-14(a) (1)

31.2

Certification pursuant to Rule 13a-14(a)/15d-14(a) (1)

32.1

Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 (1)

(1)

Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

.

BONANZA GOLD CORP.
By: /s/ Lynn Harrison
Lynn Harrison
Chief Executive Officer & Vice Chairman
(Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)
Date: March 31, 2011

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO RULE 13a-14 OR RULE 15d-14 OF THE SECURITIES EXCHANGE ACT OF 1934,

AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

 I, Lynn Harrison, certify that:

1.		I have reviewed this annual report on Form 10-K of Bonanza Gold Corp.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), for the registrant and have:

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

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 31, 2011

By:   /s/ Lynn Harrison

Name: Lynn Harrison

Title: Chief Executive Officer

(Principal Executive Officer)

 EXHIBIT 31.2

 CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO RULE 13a-14 OR RULE 15d-14 OF THE SECURITIES EXCHANGE ACT OF 1934,

AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

 I, Lynn Harrison, certify that:

1.		I have reviewed this annual report on Form 10-K of Bonanza Gold Corp.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), for the registrant and have:

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

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 31, 2011

By:   /s/ Lynn Harrison

Name: Lynn Harrison

Title: Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT 32.1

CERTIFICATION CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

       Pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Bonanza Gold Corp. (the “Company”) hereby certifies, to such officer’s knowledge, that:

(1)

the accompanying Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 2010 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 31, 2011

By:   /s/ Lynn  Harrison

Name: Lynn Harrison

Title: Chief Executive Officer and
Chief Financial Officer

(Principal Executive Officer and
Principal Financial Officer)