Form 10-Q
period 2011-03-31
BONANZA GOLD CORP.
filed 2011-05-23
CIK 1425289

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to ________

Commission File Number:  000-53943

BONANZA GOLD CORP.
 (Exact name of registrant as specified in its charter)

Nevada	20-8560967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2415 East Camelback Road, Suite 700
Phoenix, AZ 85016
 (Address of principal executive offices) (Zip Code)

(602) 553-1190
 (Registrant’s telephone number, including area code)

 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☐       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No ☒

As of May 23, 2011, the registrant had 1,248,005 shares of common stock outstanding.

PART I
FINANCIAL INFORMATION

BONANZA GOLD CORP.
(AN EXPLORATION STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
MARCH 31, 2011

Financial Statements-

Balance Sheets as of March 31, 2011 and December 31, 2010	F-2

Statements of Operations for the Three Months Ended
March 31, 2011 and 2010, and Cumulative from Inception	F-3

Statement of Stockholders’ Deficit for the Period from Inception
Through March 31, 2011	F-4

Statements of Cash Flows for the Three Months Ended March 31, 2011
And 2010 and Cumulative from Inception	F-5

Notes to Financial Statements	F-6

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

BONANZA GOLD CORP.
(FORMERLY COLD GIN CORPORATION)
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS (unaudited)
At March 31, 2011 and December 31, 2010

	March 31,	December 31,
	2011	2010

ASSETS

Current Assets
Cash and cash equivalents	$-	$-

Mineral Properties, net	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities
Accounts payable	$207,509	$7,509
Accrued interest	-	-
Notes payable - affiliate	-	-
Due to shareholder	122,343	95,945
Note payable - current portion	800,000	800,000
Total current liabilities	1,129,852	903,454

Long-Term Liabilities
Note payable	-	200,000
Total long-term liabilities	-	200,000

TOTAL LIABILITIES	1,129,852	1,103,454

COMMITMENTS AND CONTINGENCIES (Notes 2, 4,and 5)

STOCKHOLDERS' DEFICIT
Common stock, par $0.001, 250,000,000 shares authorized, 188,700,000
shares issued and outstanding	188,700	188,700

Paid in capital	(115,620)	(115,620)
Deficit accumulated during the development stage	(1,202,932)	(1,176,534)

TOTAL STOCKHOLDERS' DEFICIT	(1,129,852)	(1,103,454)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BONANZA GOLD CORP.
(FORMERLY COLD GIN CORPORATION)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 and 2010
AND FROM THE PEIOD FROM AUGUST 7, 2006 (INCEPTION) TO MARCH 31, 2011

		Three Months Ended March 31, 2010	From inception (August 7, 2006) to March 31, 2011
	Three Months Ended March 31, 2011

REVENUE	$-	$-	$-

OPERATING EXPENSES
Selling, general and administrative	26,398	2,068	1,202,435

NET OPERATING LOSS	(26,398)	(2,068)	(1,202,435)

OTHER EXPENSES	-	-	(497)

NET LOSS BEFORE INCOME TAXES	(26,398)	(2,068)	(1,202,932)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(26,398)	$(2,068)	$(1,202,932)

Weighted Average Number of Shares Outstanding	188,700,000	68,000,000

Net Loss Per Share	(0.00)	(0.00)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BONANZA GOLD CORP.
(FORMERLY COLD GIN CORPORATION)
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT (unaudited)
AS AT March 31,2011

	Common Stock	Amount	Additional Paid in Capital	(Deficit) Accumulated During Development Stage	Stockholders’ Equity (Deficit)
Beginning balance, August 7, 2006	-	$-	$-	$-	$-
Common stock issued	127,500,000	850	1,000	-	1,850
Net (loss) for the period	-	-	-	(1,750)	(1,750)

Balance December 31, 2006	127,500,000	$850	$1,000	$(1,750)	$100
Net income (loss) for the year	-	-	-	(2,382)	(2,382)

Balance December 31, 2007	127,500,000	$850	$1,000	$-	$(2,282)
Shares Issued for cash	75,000,000	$500	$49,500	-	$50,000
Shares issued for services	1,500,000	$10	$990	-	$1,000
Net income (loss) for the year	-	-	-	(44,375)	(44,375)

Balance December 31, 2008	204,000,000	$1,360	$51,490	$(47,564)	$4,343
Net (loss) for the year	-	-	-	(24,356)	(24,356)

Balance December 31, 2009	204,000,000	$1,360	$51,490	$(72,863)	$(20,013)
Conversion of debt to contributed captial	-	-	$18,560	-	18,560
Cancellation of shares	(16,800,000)	(112)	$112	-	-
Shares issued for mineral property acquisition	750,000	5	$830		835
Shares issued for mineral property acquisition	750,000	5	$830		835
Stock split 1 to 50	-	187,442	$(187,442)	-	-
Net loss - December 31, 2010				(1,103,671)	(1,103,671)

Balance December 31, 2010	188,700,000	$188,700	$(115,620)	$(1,176,534)	$(1,103,454)

Net loss - March 31, 2011				$(26,398)	$(26,398)

Balance March 31, 2011	188,700,000	$188,700	$(115,620)	$(1,202,932)	$(1,129,852)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BONANZA GOLD CORP.
(FORMERLY COLD GIN CORPORATION)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 and 2010
AND FROM THE PEIOD FROM AUGUST 7, 2006 (INCEPTION) TO MARCH 31, 2011

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	From inception (August 7, 2006) to March 31, 2011

Cash (used in) operating activities:
Net (loss) for the period	$(26,398)	$(19,037)	$(1,202,932)

Adjustments to Reconcile Net Loss to Net Cash Used in
Operating Activities:
Common stock issued for services	-	-	1,000
Impariment of mineral properties	-	-	-
Changes in Asstes and Liabilities
Increase in accounts payable	-	943	207,509
Increade (decrease) in accrued interest	-	148	-
Net cash (used in) operating activities	(26,398)	(17,946)	(994,423)

Cash Flows from Financing Activities:
Proceeds from notes payable - shareholders	26,398	-	122,343
Proceeds from sale of common stock	-	-	72,080
Proceeds from notes payable	-	-	800,000
Net Cash Provided by Financing Activities	26,398	-	994,423

Net Decrease in Cash and Cash Equivalents	-	(17,946)	(0)

Cash and Cash Equivalents - Beginning	-	17,956	-

Cash and Cash Equivalents - End	$-	$10	$(0)

Supplemental disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Supplemental Non-Cash Investing and Financing Information
Shares issued for acquisition of mineral properties
Note payable issued for acquisition of mineral properties
Conversion of related party	$-	$-	$-
Forgiveness of shareholder's loan	$-	$-	$-

The accompanying notes to the consolidated financial statements are an integral part of these statements.

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business
Bonanza Gold Corp. (“we” the “Company” or “Bonanza”) was incorporated under the laws of the State of Delaware in December 2006 under the name “Cold Gin Corporation.”  Effective December 10, 2010, we transitioned our business focus from that of a developer of Internet media for martial arts to a company engaged in the exploration and mining of minerals. On December 27, 2010, we entered into an Agreement and Plan of Reorganization with Bonanza Gold Corp., a wholly-owned subsidiary of the Company, pursuant to which we merged with and into Bonanza Gold Corp, with Bonanza Gold Corp. being the surviving corporation.

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

Basis of Presentation
The financial statements of the Company have been prepared on the accruals basis and in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. In the opinion of management, these interim financial statements include all adjustments necessary in order to make them not misleading.

Accounting Basis
The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting). The Company has adopted a December 31 fiscal year end.

Cash and Cash Equivalents
The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $0 of cash as of March 31, 2011.

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

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of March 31, 2011.

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

NOTE 2 – MINERAL PROPERTIES

On December 8, 2010, the Company acquired mineral properties that consisted of an undivided 100% interest in 2 patented claims, 6 federal claims and 25 prospects comprising 660 acres near Kingman, Arizona in exchange for an agreement to issue 5,000 shares on a presplit basis of the Company’s common stock and a promissory note in the amount of $1,000,000.

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

Also on December 8, 2010, the Company acquired mineral properties that consisted of a seventy-five percent (75%) interest in and to the three (3) mining concessions in the project area known as “Monte de El Favor”, these are El Favor, Exploitation title No. 165974 and Guadalupe, Exploitation title No. 183638 and Buenaventura Exploitation title issued No. 218973, which approximate 217.49 hectares in total located in the Municipality of Hostotipaquillo, State of Jalisco, Mexico in exchange for an agreement to  issue 5,000 shares on a pre-split basis of the Company’s common stock. The contract required additional issuance of 2,250,000 shares on a post-split basis over the nine months following the closing of the deal.

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

The seller shall provide a consulting prospector, or engineer acceptable to the Company to act as VP of Exploration to oversee activities related to the assets. The Company shall enter into a consulting agreement with such individual that shall have a minimum term of one year, with an option to renew for an additional one year and provide for compensation of Ten Thousand Dollars (US$10,000) per month. Any amounts paid to the consultant will be applied against and reduce the amount of the work commitment.

The Company shall provide a work commitment for the assets in the amount of Eight Hundred Fifty Thousand Dollars (US $850,000) to be paid over a two year period commencing on the closing. The work commitment shall provide that the Company is required to with the following term:

· The Company must spend at least Three Hundred Fifty Thousand Dollars (US $350,000) within 9 months of the closing for the commencement and continuation of exploration of the assets for the express purpose of advancing the geologic knowledge of the assets.

· The Company must spend at least a minimum of Five Hundred Thousand Dollars (US $500,000) within the following 12 months after the termination of the initial nine month period for the express purpose of advancing the geologic knowledge of the Assets.

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

At March 31, 2011, we had not yet obtained sufficient funding to commence exploration on these properties, we had not yet received any revenues, and we had a working capital deficit. Our auditors had determined at December 31, 2010 that there was sufficient doubt about our ability to operate as a going concern. Due to these factors we recorded an impairment charge of $1,001,670 in 2010 to the carrying values of these properties, writing their carrying costs to $-0-.

NOTE 3 – DUE TO SHAREHOLDERS

A shareholder who is our current Chief Executive Officer provided advances to fund operations. The advances are unsecured, non-interest bearing and due on demand. The amount due to the shareholder was $122,343 as of March 31, 2011.

NOTE 4 – NOTE PAYABLE

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

NOTE 5 – CAPITAL STOCK

The total number of shares of capital stock which the Company shall have authority to issue is 250,000,000 common shares with a par value of $.001. As part of the change in control, the Company cancelled 112,000 shares on July 8, 2010. Additionally as part of the change in control the former shareholder agreed to forgive debts outstanding to them totaling $18,560 which have been recorded as contributed capital.

The Company agreed to issue 5,000 and 5,000 shares on a pre-split basis of common stock in connection with the two mineral property acquisitions discussed in Note 2. The shares were valued at $0.167 per share. On January 5, 2011, the Bonanza enacted a 1 to 150 reverse stock split of the Company’s common stock and increased the authorized shares of common stock to 250,000,000.

On December 27, 2010, we entered into an Agreement and Plan of Reorganization with Bonanza Gold Corp., a wholly-owned subsidiary of the Company, pursuant to which we merged with and into Bonanza Gold Corp, with Bonanza Gold Corp. being the surviving corporation.  In connection with the merger each outstanding share of our common stock was exchanged for one hundred fifty shares of the common stock of the Nevada entity.

On January 5, 2011, the Company enacted a 1 to 150 reverse stock split of the Company’s common stock and increased the authorized shares of common stock to 250,000,000.

In March 2011, payment of the first $200,000 of the note payable connected to the mineral property acquisition was due. No payment has been made as of this filing.

Also in March 2011, an additional 750,000 shares on a post-split basis (5,000 post reverse split basis) were to be granted in connection with the mineral property acquisition.

The Company had 188,700,000 shares of common stock issued and outstanding as of March 31, 2011.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

An officer has provided office services without charge. There is no obligation for the officer to continue this arrangement. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 7 – INCOME TAXES

For the three months ended March 31, 2011, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $1,202,932 at March 31, 2011, and will expire beginning in the year 2026.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2011	2010

Deferred tax asset attributable to
Net operating loss carryover	$408,997	$23,949
Valuation allowance	(408,997)	(23,949)

Net deferred tax asset	$-	$-

NOTE 8 – RELATED PARTY TRANSACTIONS

A shareholder provided advances to fund operations. The advances are unsecured, non-interest bearing and due on demand. The amount due to the shareholder was $122,343 as of March 31, 2011.

NOTE 9 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred losses of $1,202,932 since its inception, has not yet produced revenues from operations, and has a working capital deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 10 – SUBSEQUENT EVENTS

On April 29, 2011, the Company executed an asset purchase agreement for the acquisition of certain assets from Independent Resources, Inc. (the “Seller”) pursuant to which the Company acquired  an undivided  interest in six (6) mineral claims representing 1002.16 ha that has been staked and recorded as MTO Cell Claims (the “Assets”).  The property is located east of Harrison Lake and northwest of Hope in southwestern British Columbia. The Company acquired the Assets from the Seller for Ten Thousand Dollars (US$10,000.00), which was funded by a loan from the Chief Executive Officer to the Company.

On May 19, 2011, the Company executed a termination agreement with Precious Metals Exploration, Ltd. (“Precious Metals”), pursuant to which the parties terminated all payment obligations under the  two asset purchase agreements, dated December 10, 2010, pursuant to which the Company had acquired (i) an undivided interest in 2 patented claims, 6 federal claims and 25 prospects comprising 660 acres near Kingman, Arizona (the “Arizona Assets”) and (ii) a 75% interest in and to three mining concessions in the project area known as “Monte de El Favor” in Jalisco, Mexico (the “Mexican Assets”).  The Company and Precious Metals also executed an assignment agreement, dated May 19, 2011, pursuant to which the Company assigned the Arizona Assets and the Mexican Assets to Precious Metals.

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to March 31, 2011 to May 18, 2011, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those disclosed above.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our consolidated financial condition and results of operations for the period January 1, 2011 through March 31, 2011 should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented elsewhere in this Report on Form 10-Q and the risk factors and the financial statements for the year ended December 31, 2010 and the other information set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2011.  In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2011.

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

We believe that an expanded exploration and drilling program is currently our best option for increasing the value of our Company. However, we have no revenues, our stock has limited trading volume, and we believe our stock price does not reflect the true value of our Company. These factors limit our ability to obtain financing.  In December 2010, in an effort to generate revenue to continue our operations, we acquired two properties, one located in Arizona and the other in Mexico. In April 2011, we acquired an undivided interest in six mineral claims located in southwestern British Columbia. In May 2011, we assigned the property located in Arizona and the property located in Mexico back to the original owner that had sold us the properties in exchange for a termination of all of our payment obligations for such assets. While, due to the lack of capital, we have not commenced such exploitation program at this time, we have the legal and functional capability to do so, including the required exploitation permits.

Recent Developments

On April 29, 2011, the Company executed an asset purchase agreement for the acquisition of certain assets from Independent Resources, Inc. (the “Seller”) pursuant to which the Company acquired an undivided interest in six (6) mineral claims representing 1002.16 ha that has been staked and recorded as MTO Cell Claims (the “Assets”).  The property is located east of Harrison Lake and northwest of Hope in southwestern British Columbia.  The Company acquired the Assets from the Seller for Ten Thousand Dollars (US$10,000.00), which was funded by a loan from the Chief Executive Officer to the Company.

On May 19, 2011, the Company executed a termination agreement with Precious Metals Exploration, Ltd. (“Precious Metals”), pursuant to which the parties terminated all payment obligations under the  two asset purchase agreements, dated December 10, 2010, pursuant to which the Company had acquired (i) an undivided interest in 2 patented claims, 6 federal claims and 25 prospects comprising 660 acres near Kingman, Arizona (the “Arizona Assets”) and (ii) a 75% interest in and to three mining concessions in the project area known as “Monte de El Favor” in Jalisco, Mexico (the “Mexican Assets”).  The Company and Precious Metals also executed an assignment agreement, dated May 19, 2011, pursuant to which the Company assigned the Arizona Assets and the Mexican Assets to Precious Metals.

Critical Accounting Policies

Management believes that the critical accounting policies and estimates discussed below involve the most complex management judgments due to the sensitivity of the methods and assumptions necessary in determining the related asset, liability, revenue and expense amounts. Specific risks associated with these critical accounting policies are discussed throughout this MD&A, where such policies have a material effect on reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, refer to the individual Notes to the Financial Statements for the quarterly period ended March 31, 2011.

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

In accordance with FASB Staff Position (“FSP FAS”) 157-2, Effective Date of FASB Statement No. 157 , we deferred application of SFAS No. 157 until January 1, 2010, the beginning of our fiscal year, in relation to nonrecurring nonfinancial assets and nonfinancial liabilities including goodwill impairment testing, asset retirement obligations, long-lived asset impairments and exit and disposal activities. As of March 31, 2011 the application of SFAS 157 had no impact on our financial statements.

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

Plan of Operations

We are developing a gold and metals exploration company.  Lynn Harrison, our Chief Executive Officer, President, Chief Financial Officer, Secretary and Treasurer, has experience in the precious metals industry.  During 2009 and 2010 she managed and developed networks of special metals groups (manufacturer and engineers) for UK Metals Technology Centre.  Her primary responsibilities were the management of relationships and collaboration between metallurgists, businesses, academics and founders. The Company plans to leverage her vast knowledge of the industry to acquire properties for exploration.  We recently acquired an undivided interest in six mineral claims located in southwestern British Columbia for our mineral exploration activity and intend to commence exploration activities, upon receipt of additional financing.

Off Balance Sheet Arrangements

There are no off balance sheet arrangements.

Results of Operations for the Three Months Ended March 31, 2011 and 2010

To date we have had no revenue.  For the quarter ended March 31, 2011 we incurred operating expenses of $26,398, as compared to $2,068 for the quarter ended March 31, 2010.  We anticipate incurring increased expenses once we begin exploration activities and will require additional funding to support our working capital needs.

Liquidity and Capital Resources

At March 31, 2011 we had no cash or cash equivalents and had a working capital deficit of ($1,129,852).  At March 31, 2011, all of our assets had been fully impaired due to our lack of funding to commence exploration activities on our properties. Subsequent to the end of the quarter we acquired a new property and assigned our interest in the Arizona Assets and Mexican Assets to the original owner of such assets in exchange for a termination of all of our payment obligations for such assets. Our current liabilities included notes payable in the principal amount of $800,000 that were issued in connection with our acquisition of the Arizona Assets and Mexican Assets.  We also owe $132,343 to our Chief Executive Officer and principal shareholder for funds loaned for operations. This loan is unsecured, non-interest bearing and has no fixed term of repayment. Our notes payable current portion of $800,000 was subsequently terminated when we assigned the properties back to their original owner.

We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned exploration activities. Based on our current plans, we believe that our cash will not be sufficient to enable us to meet our planned operating needs in the next 12 months and we will need to raise additional funding.

Current and Future Financing Needs

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because the Company is a smaller reporting company.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this quarterly report, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC.  The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.  As required under Exchange Act Rule 13a-15, the Company’s management, including the Chief Executive Officer and Principal Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report.  Inasmuch as we only have one individual serving as our officer, director and employee we have determined that the Company has, per se, inadequate controls and procedures over financial reporting due to the lack of segregation of duties despite the fact that the Company has very little operating activity.   Management recognizes that its controls and procedures would be substantially improved if there was a greater segregation of the duties of Chief Executive Officer and Chief Financial Officer and as such is actively seeking to remediate this issue. Management believes that the material weakness in its controls and procedures referenced did not have an effect on our financial results.  Based on that evaluation, the Chief Executive Office and Principal Financial Officer concluded that the disclosure controls and procedures are ineffective.

Changes in Internal Control

There have been no changes in internal controls over the financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any legal proceedings, and we are not aware of any proceeding pending or threatened against us by any governmental authority or other party.

Item 1A.  Risk Factors.

Not applicable because the Company is a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1             Asset Purchase Agreement, dated April 29, 2011, by and between Bonanza Gold Corp. and Independent Resources Inc. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2011)

10.2             Termination Agreement, dated May 19, 2011, by and between the Company and Precious Metals Exploration, Ltd. (1)

10.3             Assignment Agreement, dated May19, 2011, by and between the Company and Precious Metals Exploration, Ltd. (1)

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

BONANZA GOLD CORP.

Date: May 23, 2011	By:	/s/ Lynn Harrison
Lynn Harrison
Chief Executive Officer & Vice Chairman
(Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)