Form 10-Q
period 2011-06-30
BONANZA GOLD CORP.
filed 2011-08-12
CIK 1425289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to ________

Commission File Number:  000-53943

BONANZA GOLD CORP.

 (Exact name of registrant as specified in its charter)

Nevada	20-8560967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Columbia Tower

701 Fifth Avenue, Office 4263

Seattle, WA 98104

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

Yes [X]       No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [   ]      No [X]

As of August 12, 2011, the registrant had 1,248,005 shares of common stock outstanding.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

BONANZA GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

JUNE 30, 2011

Balance Sheets as of June 30, 2011 and December 31, 2010	F-2

Statements of Operations for the Six Months Ended
June 30, 2011 and 2010, and Cumulative from Inception	F-3

Statement of Stockholders’ Deficit for the Period
from Inception Through June 30, 2011	F-4

Statements of Cash Flows for the Six Months Ended
June 30, 2011And 2010 and Cumulative from Inception	F-5

Notes to Financial Statements	F-6

BONANZA GOLD CORP.
(FORMERLY COLD GIN CORPORATION)
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS (unaudited)
At June 30, 2011 and DECEMBER 31, 2010

	June 30,	December 31,
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$-	$-

Mineral Properties, net	18,000	-

TOTAL ASSETS	$18,000	$-

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities
Accounts Payable	$5,818	$7,509
Accrued Interest	-	-
Notes payable - affiliate	-	-
Due to Shareholder	152,768	95,945
Note Payable - current portion	-	800,000
Total current liabilities	158,586	903,454

Long-Term Liabilities
Note Payable	-	200,000
Total long-term liabilities	-	200,000

TOTAL LIABILITIES	158,586	1,103,454

COMMITMENTS AND CONTINGENCIES (Notes 2, 4, and 5)

STOCKHOLDERS' DEFICIT
Common stock, par $0.001, 250,000,000 shares authorized, 187,400,000 and
188,700,000 shares issued and outstanding	187,400	188,700
Paid in capital	(110,495)	(115,620)
Deficit accumulated during the development stage	(217,491)	(1,176,534)

TOTAL STOCKHOLDERS' DEFICIT	(140,586)	(1,103,454)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$18,000	$-

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BONANZA GOLD CORP.
(FORMERLY COLD GIN CORPORATION)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 and 2010
AND FROM THE PERIOD FROM AUGUST 7, 2006 (INCEPTION) TO JUNE 30, 2011

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	From Inception (August 7, 2006) to June 30, 2011

REVENUE	$-	-		$-	$-

OPERATING EXPENSES
Selling, general and administrative	18,734	4,031	45,132	6,099	216,994

NET OPERATING LOSS	(18,734)	(4,031)	(45,132)	(6,099)	(216,994)

OTHER EXPENSES	-	-	-	-	(497)

NET LOSS BEFORE INCOME TAXES	(18,734)	(4,031)	(45,132)	(6,099)	(217,491)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(18,734)	(4,031)	(45,132)	$(6,099)	$(217,491)

Weighted Average Number of Shares Outstanding	187,400,000	68,000,000	187,400,000	68,000,000

Net Loss Per Share	(0.00)	(0.00)	(0.00)	(0.00)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BONANZA GOLD CORP.
(FORMERLY COLD GIN CORPORATION)
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (unaudited)
AS AT June 30, 2011

	Common Stock	Amount	Additional Paid in Capital	(Deficit) Accumulated During Development Stage	Stockholders’ Equity (Deficit)
Beginning balance, August 7, 2006	-	$ -	$ -	$ -	$ -
Common stock issued	127,500,000	850	1,000	-	1,850
Net (loss) for the period	-	-	-	(1,750)	(1,750)

Balance December 31, 2006	127,500,000	$ 850	$ 1,000	$ (1,750)	$ 100
Net income (loss) for the year	-	-	-	(2,382)	(2,382)

Balance December 31, 2007	127,500,000	$ 850	$ 1,000	$ -	$ (2,282)
Shares Issued for cash	75,000,000	$ 500	$ 49,500	-	$ 50,000
Shares issued for services	1,500,000	$ 10	$ 990	-	$ 1,000
Net income (loss) for the year	-	-	-	(44,375)	(44,375)

Balance December 31, 2008	204,000,000	$ 1,360	$ 51,490	$ (47,564)	$ 4,343
Net (loss) for the year	-	-	-	(24,356)	(24,356)

Balance December 31, 2009	204,000,000	$ 1,360	$ 51,490	$ (72,863)	$ (20,013)
Conversion of debt to contributed capital	-	-	$ 18,560	-	18,560
Cancellation of shares	(16,800,000)	(112)	$ 112	-	-
Shares issued for mineral property acquisition	750,000	5	$ 830	-	835
Shares issued for mineral property acquisition	750,000	5	$ 830	-	835
Stock split 1 to 50	-	187,442	$ (187,442)	-	-
Net loss - December 31,2010				(1,103,671)	(1,103,671)

Balance December 31, 2010	188,700,000	$ 188,700	$ (115,620)	$ (1,176,534)	$ (1,103,454)

Cancellation of shares issued for mineral property acquisition	(1,500,000)	(1,500)	$ 1,500	-	-
Removing Impairment			$ (4,175)	1,004,175	1,000,000
Shares issued for mineral property acquisition	200,000	200	$ 7,800	-	8,000
Net loss - June 30, 2011				$ (45,132)	$ (45,132)

Balance June 30, 2011	187,400,000	$ 187,400	$ (110,495)	$ (217,491)	$ (140,586)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BONANZA GOLD CORP.
(FORMERLY COLD GIN CORPORATION)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
AND FROM THE PERIOD FROM AUGUST 7, 2006 (INCEPTION) TO JUNE 30, 2011

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	From inception (August 7, 2006) to June 30, 2011
Cash (used in) operating activities:
Net (loss) for the period	$(45,132)	$(6,099)	$(217,491)

Adjustments to Reconcile Net Loss to Net Cash Used in
Operating Activities:
Common stock issued for services	-	-	-
Impairment of mineral properties	-	-	-
Changes in Assets and Liabilities
Increase in accounts payable	(1,691)	-	5,818
Increase (decrease) in accrued interest	-	810	-
Net cash (used in) operating activities	(46,823)	(5,289)	(211,673)

Cash Flows from Financing Activities:
Proceeds from notes payable - shareholders	56,823	90	152,768
Proceeds from sale of common stock	8,000	-	76,905
Proceeds from notes payable	-	5,198	-
Net Cash Provided by Financing Activities	64,823	5,288	229,673

Cash Flows from investing Activities:
Mineral Properties	(18,000)	-	(18,000)
Net cash (used in) Investing Activities	(18,000)	-	(18,000)

Net Decrease in Cash and Cash Equivalents	-	(1)	-

Cash and Cash Equivalents - Beginning	-	5	-

Cash and Cash Equivalents - End	$-	$4	$-

Supplemental disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Supplemental Non-Cash Investing and Financing Information
Conversion of related party and affiliate notes payable
and accrued interest to contributed capital	$-	$-	$18,560

The accompanying notes to the consolidated financial statements are an integral part of these statements.

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Bonanza Gold Corp. (“we” the “Company” or the “Registrant”) was incorporated under the laws of the State of Delaware in December 2006 under the name “Cold Gin Corporation.”  Effective December 10, 2010, we transitioned our business focus from that of a developer of Internet media for martial arts to a company engaged in the exploration and mining of minerals. On December 27, 2010, we entered into an Agreement and Plan of Reorganization with Bonanza Gold Corp., a wholly-owned subsidiary of the Company, pursuant to which we merged with and into Bonanza Gold Corp, with Bonanza Gold Corp. being the surviving corporation.

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

Basis of Presentation

The financial statements of the Company have been prepared on the accrual basis and in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. In the opinion of management, these interim financial statements include all adjustments necessary in order to make them not misleading.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting). The Company has adopted a December 31 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $0 of cash as of June 30, 2011 and December 31, 2010.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2011.

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

NOTE 2 – EMPLOYMENT AGREEMENTS

On June 24, 2011 the Company appointed Mr. Craig Russell to its board of directors.  There was no arrangement or understanding between Mr. Russell and any person pursuant to which he was selected as a director.

There have been no transactions since the beginning of the Company’s last fiscal year, or any currently proposed transaction, or series of similar transactions, to which the Company was or is to be a party, in which Mr. Russell had or will have a direct or indirect material interest.

Other than as specified herein and the Company’s agreement to nominate Mr. Russell to its slate of directors at the next annual meeting of stockholders, there was no arrangement or understanding between Mr. Russell and any other person pursuant to which Mr. Russell was selected as a director of the Company.

NOTE 3 – MINERAL PROPERTIES

On December 8, 2010, the Company acquired mineral properties that consisted of an undivided 100% interest in 2 patented claims, 6 federal claims and 25 prospects comprising 660 acres near Kingman, Arizona in exchange for 5,000 shares on a presplit basis of the Company’s common stock and a promissory note in the amount of $1,000,000.

The Company was required to pay $200,000 within 3 months of the closing of the definitive agreement, $200,000 within 6 months of the closing, $200,000 within 9 months of the closing, $200,000 within 12 months of the closing and an additional $200,000 within 15 months of the closing of the definitive agreement.

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

On May 19, 2011, the Company executed a termination agreement with Precious Metals Exploration, Ltd. (“Precious Metals”), pursuant to which the parties terminated all payment obligations under the two asset purchase agreements pursuant to which the Company had acquired (i) an undivided interest in 2 patented claims, 6 federal claims and 25 prospects comprising 660 acres near Kingman, Arizona (the “Arizona Assets”) and (ii) a 75% interest in and to three mining concessions in the project area known as “Monte de El Favor” in Jalisco, Mexico (the “Mexican Assets”).  The Company and Precious Metals also executed an assignment agreement, dated May 19, 2011, pursuant to which the Company assigned the Arizona Assets and the Mexican Assets to Precious Metals.

On June 30, 2011, the Company executed a Property Purchase Agreement (the “Agreement”) for the acquisition of certain property from United Copper Holdings Ltd. (the “Seller”) pursuant to which the Company acquired a 75% interest in 28 lode claims and approximately 560 acres.  The property is located in Okanogan County, State of Washington (the “Assets”). The Company acquired the Assets from the Seller in exchange for 200,000 shares of its common stock (the Shares”), which will be issued to the Seller as follows: (i) 100,000 Shares will be issued upon the closing of the Agreement; (ii) 50,000 Shares will be issued within 6 months of the closing of the Agreement; and (iii) 50,000 Shares will be issued within 12 months of the closing of the Agreement.  In addition, the Seller will retain a 5% Net Smelter Returns Royalty on the gross mineral production.

Pursuant to the terms of the Agreement, the Company agreed to provide a work commitment (the “Work Commitment”) for the Assets of $1,000,000 over a 2-year period and the Company will be entitled to earn a further 25% interest in the Assets after $500,000 of the Work Commitment is expended.   The Company also agreed to grant to the Seller an additional 200,000 Shares upon discovery of a 25 million ton copper deposit within the Work Commitment period.

The parties further agreed to enter into a consulting agreement for a one-year term with an option to renew for an additional one year pursuant to which the Seller will act as a consulting prospector, engineer or financial consultant to the Company and will be solely responsible to lead activities related to the Assets.  The amounts to be paid to the Seller as consulting fees will be applied against the Work Commitment.   The Agreement also provides that the parties will enter into a joint venture agreement after the Company earns the additional 25% interest.

We believe that an expanded exploration and drilling program is currently our best option for increasing the value of our Company. However, we have no revenues, our stock has no trading volume, and we believe our stock price does not reflect the true value of our Company. These factors limit our ability to obtain financing. Therefore, in an effort to generate revenue to continue our operations we have acquired two properties in British Columbia and the State of Washington. While, due to the lack of capital, we have not commenced such exploitation program at this time, we have the legal and functional capability to do so, including the required exploitation permits.

At June 30, 2011, we had not yet obtained sufficient funding to commence exploration on these properties, we had not yet received any revenues, and we had a working capital deficit. Our auditors had determined there was sufficient doubt about our ability to operate as a going concern.

NOTE 4 – DUE TO SHAREHOLDERS

A shareholder who is our current Chief Executive Officer provided advances to fund operations. The advances are unsecured, non-interest bearing and due on demand. The amounts due to the shareholder were $152,768 and $95,945 as of June 30, 2011 and December 31, 2010, respectively.

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

The Company agreed to issue 5,000 and 5,000 shares on a pre-split basis of common stock in connection with the two mineral property acquisitions discussed in Note 2, in addition to other future stock issuances. The shares were valued at $0.167 per share. The Company also agreed to make various payments under note obligations incurred in connection with the property acquisition, none of which were paid. Further to the execution of the termination agreement dated May 19, 2011 the above note payable is no longer due. In addition the agreed 5,000 and 5,000 shares on a pre-split basis of common stock in connection with the two mineral property acquisitions discussed in Note 2 were cancelled.

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

On January 5, 2011, the Bonanza enacted a 1 to 150 reverse stock split of the Company’s common stock and increased the authorized shares of common stock to 250,000,000

The Company had 187,200,000 shares of common stock issued and outstanding as of June 30, 2011.

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

Pursuant to the terms of the Agreement dated June 30, 2011 to purchase a property located in Okanogan County, State of Washington, the Company agreed to provide a work commitment (the “Work Commitment”) for the Assets of $1,000,000 over a 2-year period.

NOTE 7 – INCOME TAXES

For the six months ended June 30, 2011, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $217,491 at June 30, 2011, and will expire beginning in the year 2026.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2011	2010

Deferred tax asset attributable to
Net operating loss carryover	$ 73,947	$ 23,949
Valuation allowance	(73,947)	(23,949)

Net deferred tax asset	$ -	$ -

Due to the change in ownership provisions of the Tax Reform Act of 1986, use of the net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations.

NOTE 8 – RELATED PARTY TRANSACTIONS

A shareholder provided advances to fund operations. The advances are unsecured, non-interest bearing and due on demand. The amounts due to the shareholder were $152,768 and $95,945 as of June 30, 2011 and December 31, 2010, respectively.

NOTE 9 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred losses of $217,491 since its inception, has not yet produced revenues from operations, and has a working capital deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 10 – SUBSEQUENT EVENTS

On July 8, 2011, The Company issued to one investor 150,000 Units (each unit being comprised of one share of the Company’s common stock and a warrant exercisable over a three year period for 15,000 shares of common stock at an exercise price of $1.25 per share).  The Units were sold at a price of $.20 per Unit for an aggregate proceeds of $30,000.

The offer and sale of the foregoing securities was made solely to one “accredited investor” and in reliance upon and pursuant to the exemptions from registration provided by Regulation S of the Securities Act of 1933, as amended.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our consolidated financial condition and results of operations for the period January 1, 2011 through June 30, 2011 should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented elsewhere in this Report on Form 10-Q and the risk factors and the financial statements for the year ended December 31, 2010 and the other information set forth in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 31, 2011.  In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2011.

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

We believe that an expanded exploration and drilling program is currently our best option for increasing the value of our Company. However, we have no revenues, our stock has limited trading volume, and we believe our stock price does not reflect the true value of our Company. These factors limit our ability to obtain financing.  In December 2010, in an effort to generate revenue to continue our operations, we acquired two properties, one located in Arizona and the other in Mexico. In April 2011, we acquired an undivided interest in six mineral claims located in southwestern British Columbia. In May 2011, we assigned the property located in Arizona and the property located in Mexico back to the original owner that had sold us the properties in exchange for a termination of all of our payment obligations for such assets. In June 2011 we acquired a 75% interest in 28 lode claims and approximately 560 acres in Okanogan County, State of Washington.  While, due to the lack of capital, we have not commenced any exploitation program at this time, we have the legal and functional capability to do so, including the required exploitation permits.

Recent Developments

On April 29, 2011, we executed an asset purchase agreement for the acquisition of certain assets from Independent Resources, Inc. (the “Seller”) pursuant to which we acquired an undivided interest in six (6) mineral claims representing 1002.16 ha that has been staked and recorded as MTO Cell Claims (the “Assets”).  The property is located east of Harrison Lake and northwest of Hope in southwestern British Columbia.  We acquired the Assets from the Seller for Ten Thousand Dollars (US$10,000.00), which was funded by a loan from the Chief Executive Officer to the Company.

On May 19, 2011, we executed a termination agreement with Precious Metals Exploration, Ltd. (“Precious Metals”), pursuant to which the parties terminated all payment obligations under the  two asset purchase agreements, dated December 10, 2010, pursuant to which we had acquired (i) an undivided interest in 2 patented claims, 6 federal claims and 25 prospects comprising 660 acres near Kingman, Arizona (the “Arizona Assets”) and (ii) a 75% interest in and to three mining concessions in the project area known as “Monte de El Favor” in Jalisco, Mexico (the “Mexican Assets”).  We also executed an assignment agreement with Precious Metals, dated May 19, 2011, pursuant to which we assigned the Arizona Assets and the Mexican Assets to Precious Metals.

On June 30, 2011, we executed a Property Purchase Agreement (the “Property Purchase Agreement”) for the acquisition of certain property from United Copper Holdings Ltd. (the “United Copper”) pursuant to which we acquired a 75% interest in 28 lode claims and approximately 560 acres.  The property is located in Okanogan County, State of Washington (the “Washington Assets”). We acquired the Washington Assets from United Copper in exchange for 200,000 shares of its common stock (the Shares”), which will be issued to United Copper as follows: (i) 100,000 Shares will be issued upon the closing of the Property Purchase Agreement; (ii) 50,000 Shares will be issued within 6 months of the closing of the Property Purchase Agreement; and (iii) 50,000 Shares will be issued within 12 months of the closing of the Property Purchase Agreement.  In addition, United Copper will retain a 5% Net Smelter Returns Royalty on the gross mineral production.

Pursuant to the terms of the Property Purchase Agreement, we agreed to provide a work commitment (the “Work Commitment”) for the Washington Assets of $1,000,000 over a 2-year period and we will be entitled to earn a further 25% interest in the Washington Assets after $500,000 of the Work Commitment is expended.   We also agreed to grant to United Copper an additional 200,000 Shares upon discovery of a 25 million ton copper deposit within the Work Commitment period.

We further agreed to enter into a consulting agreement with United Copper for a one-year term with an option to renew for an additional one year pursuant to which United Copper will act as a consulting prospector, engineer or financial consultant to us and will be solely responsible to lead activities related to the Washington Assets.  The amounts to be paid to United Copper as consulting fees will be applied against the Work Commitment.   The Property Purchase Agreement also provides that we will enter into a joint venture agreement with United Copper after we earn the additional 25% interest.

On June 24, 2011 Mr. Craig Russell was appointed to our board of directors.

Critical Accounting Policies

Management believes that the critical accounting policies and estimates discussed below involve the most complex management judgments due to the sensitivity of the methods and assumptions necessary in determining the related asset, liability, revenue and expense amounts. Specific risks associated with these critical accounting policies are discussed throughout this MD&A, where such policies have a material effect on reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, refer to the individual Notes to the Financial Statements for the quarterly period ended June 30, 2011.

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

Fair Values of Financial Instruments

The carrying values of cash, accounts receivable, accounts payable and accrued expenses approximate the fair values of these instruments due to their short-term nature. The carrying amount for borrowings under the financing agreement approximates fair value because of the variable market interest rates charged for these borrowings. We adopted SFAS No. 157, Fair Value Measurements (ASC 820-10), for financial assets and financial liabilities in the first quarter of fiscal 2009, which did not have an impact on our financial statements.

In accordance with FASB Staff Position (“FSP FAS”) 157-2, Effective Date of FASB Statement No. 157, we deferred application of SFAS No. 157 until January 1, 2010, the beginning of our fiscal year, in relation to nonrecurring nonfinancial assets and nonfinancial liabilities including goodwill impairment testing, asset retirement obligations, long-lived asset impairments and exit and disposal activities. As of June 30, 2011 the application of SFAS 157 had no impact on our financial statements.

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

Recently Issued Accounting Standards

For a discussion of the adoption and potential impacts of recently issued accounting standards, refer to the “Recent  Accounting Pronouncements” section of Note 1, “ Organization and Summary of Significant Accounting Policies,” in the Notes to Financial Statements.

Plan of Operations

We are developing a gold and metals exploration company.  Lynn Harrison, our Chief Executive Officer, President, Chief Financial Officer, Secretary and Treasurer, has experience in the precious metals industry.  During 2009 and 2010 she managed and developed networks of special metals groups (manufacturer and engineers) for UK Metals Technology Centre.  Her primary responsibilities were the management of relationships and collaboration between metallurgists, businesses, academics and founders. The Company plans to leverage her vast knowledge of the industry to acquire properties for exploration.  We recently acquired an undivided interest in six mineral claims located in southwestern British Columbia for our mineral exploration activity and a 75% interest in 28 lode claims and approximately 560 acres in Okanogan County, State of Washington and intend to commence exploration activities, upon receipt of additional financing.

Off Balance Sheet Arrangements

There are no off balance sheet arrangements.

Results of Operations for the Three and Six Months Ended June 30, 2011 and 2010

To date we have had no revenue.  For the six-month period ended June 30, 2011 we incurred operating expenses of $45,132, as compared to $6,099 for the same period ended June 30, 2010.  For the three-month period ended June 30, 2011, we incurred operating expenses of $18,734, as compared to $4,031 for the same period ended June 30, 2010.  The increased expenses were incurred due to increased legal and audit fees incurred in connection with the addition of new mining properties and other expenses associated with regulation compliance.  We anticipate incurring further increased expenses once we begin exploration activities and will require additional funding to support our working capital needs.

Liquidity and Capital Resources

At June 30, 2011 we had no cash or cash equivalents and had a working capital deficit of ($158,586).  At June 30, 2011, our only assets were our mineral properties which had a net value of  $18,000. During this quarter we acquired two new properties and assigned our interest in the Arizona Assets and Mexican Assets to the original owner of such assets in exchange for a termination of all of our payment obligations for such assets. Our current liabilities included amounts due to our Chief Executive Officer and principal shareholder of $152,768 for funds loaned for operations. This loan is unsecured, non-interest bearing and has no fixed term of repayment.

To date our sources of funding have been loans from our Chief Executive Officer and the sale of our equity securities. On July 8, 2011 we raised $30,000 from the sale to one investor of 150,000 shares of our common stock and a warrant exercisable over a three year period of time for 15,000 shares of common stock. We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned exploration activities. Based on our current plans, we believe that our cash will not be sufficient to enable us to meet our planned operating needs in the next 12 months and we will need to raise additional funding.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this quarterly report, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC.  The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.  As required under Exchange Act Rule 13a-15, the Company’s management, including the Chief Executive Officer and Principal Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report.  Inasmuch as we only have one individual serving as our officer and employee we have determined that the Company has, per se, inadequate controls and procedures over financial reporting due to the lack of segregation of duties despite the fact that the Company has very little operating activity.   Management recognizes that its controls and procedures would be substantially improved if there was a greater segregation of the duties of Chief Executive Officer and Chief Financial Officer and as such is actively seeking to remediate this issue. Management believes that the material weakness in its controls and procedures referenced did not have an effect on our financial results.  Based on that evaluation, the Chief Executive Office and Principal Financial Officer concluded that the disclosure controls and procedures are ineffective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In connection with the purchase of the Washington Assets, the Company agreed to issue 100,000 shares of common stock to the Seller at the closing as part of the consideration for the purchase of the Washington Assets and an additional 50,000 shares of common stock on the six month and twelve month anniversary of the closing.

The offer and sale of the foregoing securities was made solely to one “accredited investor” and in reliance upon and pursuant to the exemptions from registration provided by Regulation S of the Securities Act.

On July 8, 2011, the Company issued to one investor 150,000 Units (each unit being comprised of one share of the Company’s common stock and a warrant exercisable over a three year period for 15,000 shares of common stock at an exercise price of $1.25 per share).  The Units were sold at a price of $.20 per Unit for an aggregate of $30,000.

The offer and sale of the foregoing securities was made solely to one “accredited investor” and in reliance upon and pursuant to the exemptions from registration provided by Regulation S of the Securities Act of 1933, as amended.

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

10.2

Termination Agreement, dated May 19, 2011, by and between the Company and Precious Metals Exploration, Ltd. (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 23, 2011)

10.3

Assignment Agreement, dated May19, 2011, by and between the Company and Precious Metals Exploration, Ltd. (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 23, 2011)

10.4

Property Purchase Agreement, dated June 30, 2011, by and between the Company and United Copper Holdings Ltd. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 5, 2011)

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

BONANZA GOLD CORP.

Date: August 12, 2011	By:	/s/ Lynn Harrison
Lynn Harrison
Chief Executive Officer & Vice Chairman
(Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)