Form 10-Q
period 2011-09-30
BONANZA GOLD CORP.
filed 2011-11-18
CIK 1425289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

(206) 262-7461

 (Registrant’s telephone number, including area code)

_____________________

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

As of November 18, 2011, the registrant had 2,173,005 shares of common stock outstanding.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

BONANZA GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

Balance Sheets as of September 30, 2011 and December 31, 2010	F-2

Statements of Operations for the Three and Nine Months Ended
September 30, 2011 and 2010, and Cumulative from Inception	F-3

Statement of Stockholders’ Deficit for the Period
from Inception Through September 30, 2011	F-4

Statements of Cash Flows for the Nine Months Ended
September 30, 2011 and 2010 and Cumulative from Inception	F-5

Notes to Financial Statements	F-6

BONANZA GOLD CORP.
(FORMERLY COLD GIN CORPORATION)
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS (unaudited)
At SEPTEMBER 30, 2011 and DECEMBER 31, 2010

	September 30,	December 31,
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$963	$-

Mineral Properties, net	18,100	-

TOTAL ASSETS	$19,063	$-

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities
Accounts Payable	$-	$7,509
Accrued Interest	-	-
Notes payable - affiliate	-	-
Due to Shareholder	152,768	95,945
Note Payable - current portion	-	800,000
Other current liabilities	100
Total current liabilities	152,868	903,454

Long-Term Liabilities
Note Payable	-	200,000
Total long-term liabilities	-	200,000

TOTAL LIABILITIES	152,868	1,103,454

COMMITMENTS AND CONTINGENCIES (Notes 2, 4,and 5)

STOCKHOLDERS' DEFICIT
Common Stock, par $0.001, 250,000,000 shares authorized, 1,923,005 and
1,258,000 shares issued and outstanding	187,875	188,700

Paid in capital	(45,970)	(115,620)
Deficit accumulated during the development stage	(275,710)	(1,176,534)

TOTAL STOCKHOLDERS' DEFICIT	(133,805)	(1,103,454)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$19,063	$-

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BONANZA GOLD CORP.
(FORMERLY COLD GIN CORPORATION)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 and 2010
AND FROM THE PERIOD FROM AUGUST 7, 2006 (INCEPTION) TO SEPTEMBER 30, 2011

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	From Inception (August 7, 2006) to September 30, 2011

REVENUE	$-	-	-	$-	$-

OPERATING EXPENSES
Selling, general and administrative	58,219	22,261	103,351	28,361	275,213

NET OPERATING LOSS	(58,219)	(22,261)	(103,351)	(28,361)	(275,213)

OTHER EXPENSES	-	-	-	-	(497)

NET LOSS BEFORE INCOME TAXES	(58,219)	(22,261)	(103,351)	(28,361)	(275,710)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(58,219)	(22,261)	(103,351)	$(28,361)	$(275,710)

Weighted Average Number of Shares Outstanding	1,715,383	1,360,000	1,405,503	1,360,000

Net Loss Per Share	(0.00)	(0.01)	(0.00)	(0.01)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BONANZA GOLD CORP.
(FORMERLY COLD GIN CORPORATION)
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT (unaudited)
AS AT September 30, 2011

	Common Stock	Amount	Additional Paid in Capital	(Deficit) Accumulated During Development Stage	Stockholders’ Equity (Deficit)
Beginning balance, August 7, 2006	-	$ -	$ -	$ -	$ -
Common stock issued	850,000	850	1,000	-	1,850
Net (loss) for the period	-	-	-	(1,750)	(1,750)

Balance December 31, 2006	850,000	$ 850	$ 1,000	$ (1,750)	$ 100
Net income (loss) for the year	-	-	-	(2,382)	(2,382)

Balance December 31, 2007	850,000	$ 850	$ 1,000	$ -	$ (2,282)
Shares Issued for cash	500,000	$ 500	$ 49,500	-	$ 50,000
Shares issued for services	10,000	$ 10	$ 990	-	$ 1,000
Net income (loss) for the year	-	-	-	(44,375)	(44,375)

Balance December 31, 2008	1,360,000	$ 1,360	$ 51,490	$ (47,564)	$ 4,343
Net (loss) for the year	-	-	-	(24,356)	(24,356)

Balance December 31, 2009	1,360,000	$ 1,360	$ 51,490	$ (72,863)	$ (20,013)
Conversion of debt to contributed capital	-	-	$ 18,560	-	18,560
Cancellation of shares	(112,000)	(112)	$ 112	-	-
Shares issued for mineral property acquisition	5,000	5	$ 830	-	835
Shares issued for mineral property acquisition	5,000	5	$ 830	-	835
Stock split 1 to 50	-	187,442	$ (187,442)	-	-
Net loss - December 31,2010				(1,103,671)	(1,103,671)

Balance December 31, 2010	1,258,000	$ 188,700	$ (115,620)	$ (1,176,534)	$ (1,103,454)

Cancellation of shares issued for mineral property acquisition	(10,000)	(1,500)	$ 1,500	-	-
Removing Impairment			$ (4,175)	1,004,175	1,000,000
Shares issued for mineral property acquisition	200,000	200	$ 7,800	-	8,000
Equity units inclusive one common share and one warrant issued for cash on July 8, 2011 at $0.20 per unit	150,005	150	29,850	-	30,000
Equity units inclusive one common share and one warrant issued for cash on August 16, 2011 at $0.05 per unit	200,000	200	9,800	-	10,000
Equity units inclusive one common share and one warrant issued for cash on September 6, 2011 at $0.20 per unit	125,000	125	24,875	-	25,000
Net loss - September 30, 2011				$ (103,351)	$ (103,357)

Balance September 30, 2011	1,923,005	$ 187,875	$ (45,970)	$ (275,710)	$ (133,805)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BONANZA GOLD CORP.
(FORMERLY COLD GIN CORPORATION)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
AND FROM THE PERIOD FROM AUGUST 7, 2006 (INCEPTION) TO SEPTEMBER 30, 2011

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	From inception (August 7, 2006) to September 30, 2011
Cash (used in) operating activities:
Net (loss) for the period	$(103,351)	$(28,361)	$(275,710)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Common stock issued for services	100	-	100
Impairment of mineral properties	-	-	-
Changes in Assets and Liabilities
Increase (decrease) in accounts payable	(7,509)	-	-
Increase (decrease) in accrued interest	-	810	-
Net cash (used in) operating activities	(110,760)	(27,551)	(275,610)

Cash Flows from Financing Activities:
Proceeds from notes payable - shareholders	56,823	90	152,768
Proceeds from sale of common stock	73,000	-	141,905
Proceeds from notes payable	-	5,343	-
Proceeds from loan from director	-	22,117	-
Net Cash Provided by Financing Activities	129,823	27,550	294,673

Cash Flows from investing Activities:
Mineral Properties	(18,100)	-	(18,100)
Net cash (used in) Investing Activities	(18,100)	-

Net Increase (Decrease) in Cash and Cash Equivalents	963	(1)	963
Cash and Cash Equivalents - Beginning	-	5	-
Cash and Cash Equivalents - End	$963	$4	$963

Supplemental disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Supplemental Non-Cash Investing and Financing Information
Shares issued for acquisition of mineral properties
Note payable issued for acquisition of mineral properties
Conversion of related party	$-	$-	$-
Forgiveness of shareholder's loan	$-	$-	$18,560

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $963 and $0 cash as of September 30, 2011 and December 31, 2010.

Mineral properties

The Company follows Section 930 of the FASB Accounting Standards Codification for its mineral properties.  Mineral properties and related mineral rights acquisition costs are capitalized pending determination of whether the drilling has found proved reserves.  If a mineral ore body is discovered, capitalized costs will be amortized on a unit-of-production basis following the commencement of production.  Otherwise, capitalized acquisition costs are expensed when it is determined that the mineral property has no future economic value.  General exploration costs and costs to maintain rights and leases, including rights of access to lands for geophysical work and salaries, equipment, and supplies for geologists and geophysical crews are expensed as incurred.  When it is determined that a mining deposit can be economically and legally extracted or produced based on established proven and probable reserves, further exploration costs and development costs as well as interest costs relating to exploration and development projects that require greater than six (6) months to be readied for their intended use incurred after such determination will be capitalized.  The establishment of proven and probable reserves is based on results of final feasibility studies which indicate whether a property is economically feasible.  Upon commencement of commercial production, capitalized costs will be transferred to the appropriate asset categories and amortized on a unit-of-production basis.  Capitalized costs, net of salvage values, relating to a deposit which is abandoned or considered uneconomic for the foreseeable future will be written off.  The sale of a partial interest in a proved property is accounted for as a cost recovery and no gain or loss is recognized as long as this treatment does not significantly affect the unit-of-production amortization rate.  A gain or loss will be recognized for all other sales of proved properties and will be classified in other operating revenues.  Maintenance and repairs are charged to expense, and renewals and betterments are capitalized to the appropriate property and equipment accounts.

The provision for depreciation, depletion and amortization (“DD&A”) of mineral properties is calculated on a property-by-property basis using the unit-of-production method.  Taken into consideration in the calculation of DD&A are estimated future dismantlement, restoration and abandonment costs, which are net of estimated salvage values.  Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all general exploration costs, if any, are being expensed.

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

Foreign Currency

The operations of the Company are located in United States. The Company maintains both U.S. Dollar and British Pound Sterling accounts. The functional currency is the United States Dollar. Transactions in foreign currencies other than the functional currency, if any, are remeasured into the functional currency at the rate in effect at the time of the transaction. Remeasurement gains and losses that arise from exchange rate fluctuations are included in income or loss from operations. Monetary assets and liabilities denominated in the functional currency are translated into U.S. Dollars at the rate in effect at the balance sheet date. Revenue and expenses denominated in the functional currency are translated at the spot exchange rate. Other comprehensive income includes the foreign exchange gains and losses that arise from translating from the functional currency into U.S. Dollars.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2011.

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

NOTE 3 – MINERAL PROPERTIES

On December 10, 2010, the Company acquired mineral properties that consisted of an undivided 100% interest in 2 patented claims, 6 federal claims and 25 prospects comprising 660 acres near Kingman, Arizona in exchange for 5,000 shares on a pre split basis of the Company’s common stock and a promissory note in the amount of $1,000,000.

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

Also on December 10, 2010, the Company acquired mineral properties that consisted of a seventy-five percent (75%) interest in and to the three (3) mining concessions in the project area known as “Monte de El Favor”, these are El Favor, Exploitation title No. 165974 and Guadalupe, Exploitation title No. 183638 and Buenaventura Exploitation title issued No. 218973, which approximate 217.49 hectares in total located in the Municipality of Hostotipaquillo, State of Jalisco, Mexico in exchange for 5,000 shares on a pre-split basis of the Company’s common stock. The contract required additional issuance of 2,250,000 shares on a post-split basis over the nine months following the closing of the deal.

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

On June 30, 2011, the Company executed a Property Purchase Agreement (the “Agreement”) for the acquisition of certain property from United Copper Holdings Ltd. (the “Seller”) pursuant to which the Company acquired a 75% interest in 28 lode claims and approximately 560 acres.  The property is located in Okanogan County, State of Washington (the “Assets”). The Company acquired the Assets from the Seller in exchange for 200,000 shares of its common stock (the Shares”), which will be issued to the Seller as follows: (i) 100,000 Shares to be issued upon the closing of the Agreement and are to be issued shortly; (ii) 50,000 Shares are to be issued within 6 months of the closing of the Agreement; and (iii) 50,000 Shares are to be issued within 12 months of the closing of the Agreement.  In addition, the Seller will retain a 5% Net Smelter Returns Royalty on the gross mineral production.

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

We believe that an expanded exploration and drilling program is currently our best option for increasing the value of our Company. However, we have no revenues, our stock has no trading volume, and we believe our stock price does not reflect the true value of our Company. These factors limit our ability to obtain financing. Therefore, in an effort to generate revenue to continue our operations we have acquired a property located in Okanogan County, State of Washington. While, due to the lack of capital, we have not commenced such exploitation program at this time, we have the legal and functional capability to do so, including the required exploitation permits.

At September 30, 2011, we had not yet obtained sufficient funding to commence exploration on these properties, we had not yet received any revenues, and we had a working capital deficit. Our auditors had determined there was sufficient doubt about our ability to operate as a going concern.

NOTE 4 – DUE TO SHAREHOLDERS

A shareholder provided advances to fund operations. The advances are unsecured, non-interest bearing and due on demand. The amount due to the shareholder was $152,768 as of September 30, 2011.

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

On January 5, 2011, the Bonanza enacted a 1 to 150 reverse stock split of the Company’s common stock and increased the authorized shares of common stock to 250,000,000

In March 2011, payment of the first $200,000 of the note payable connected to the mineral property acquisition was due. No payment was made and the note and the related agreement were subsequently terminated.

Also in March 2011, an additional 5,000 post reverse split basis were to be granted in connection with the mineral property acquisition and were subsequently terminated.

On June 30, 2011 the Company agreed to issue 200,000 shares on a post reverse split basis of common stock in connection with the Okanogan County mineral property acquisition discussed in Note 2. The shares were valued at $0.80 per share.

On July 8, 2011, the Company issued to one investor 150,000 Units (each unit being comprised of one share of the Company’s common stock and a warrant exercisable over a three year period for 150,000 shares of common stock at an exercise price of $1.25 per share).  The Units were sold at a price of $.20 per Unit for an aggregate of $30,000.

On August 16, 2011 the Company agreed to issue a total of 200,000 shares of common stock to one director for cash in the amount of $0.05 per share for a total of $10,000.

On September 6, 2011, the Company agreed to issue to one investor 125,000 Units (each unit being comprised of one share of the Company’s common stock and a warrant exercisable over a three year period for 125,000 shares of common stock at an exercise price of $1.25 per share).  The Units were sold at a price of $.20 per Unit for an aggregate of $25,000.

The Company had 1,923,005 shares of common stock issued and outstanding as of September 30, 2011.

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

NOTE 7 – INCOME TAXES

For the nine months ended September 30, 2011, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $275,710 at September 30, 2011, and will expire beginning in the year 2026.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2011	2010

Deferred tax asset attributable to
Net operating loss carryover	$ 93,741	$ 23,949
Valuation allowance	(93,741)	(23,949)

Net deferred tax asset	$ -	$ -

NOTE 8 – RELATED PARTY TRANSACTIONS

A shareholder provided advances to fund operations. The advances are unsecured, non-interest bearing and due on demand. The amount due to the shareholder was $152,768 as of September 30, 2011.

NOTE 9 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred losses of $275,710 since its inception, has not yet produced revenues from operations, and has a working capital deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 10 – SUBSEQUENT EVENTS

On October 11, 2011, the Company received written notice of the resignation of Lynn Harrison as President and Chief Executive Officer of the Company, effective as of October 11, 2011.  On October 11, 2011, the Board of Directors appointed Craig Russell to be President and Chief Executive Officer of the Company to fill the outstanding vacancies.  Mr. Russell was not selected as President and Chief Executive Officer pursuant to any arrangement or understanding with any other person, and does not have any reportable transactions under Item 404(a) of Regulation S-K.

On October 12, 2011, the Company received notice of the resignation of Lynn Harrison as a director of the Company.

On October 27, 2011, the Company issued to one investor 250,000 Units (each unit being comprised of one share of the Company’s common stock and a warrant exercisable over a three year period for 250,000 shares of common stock at an exercise price of $1.25 per share).  The Units were sold at a price of $.20 per Unit for an aggregate of $50,000.  The offer and sale of the foregoing securities was made solely to one “accredited investor” and in reliance upon and pursuant to the exemptions from registration provided by Regulation S of the Securities Act of 1933, as amended.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our consolidated financial condition and results of operations for the period January 1, 2011 through September 30, 2011 should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented elsewhere in this Report on Form 10-Q and the risk factors and the financial statements for the year ended December 31, 2010 and the other information set forth in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 31, 2011.  In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2011.

Company Overview

The Company was incorporated under the laws of the State of Delaware in December 2006 under the name “Cold Gin Corporation.”  On December 27, 2010, we entered into an Agreement and Plan of Reorganization with Bonanza Gold Corp., a wholly-owned subsidiary of the Company, pursuant to which we merged with and into Bonanza Gold Corp., with Bonanza Gold Corp. being the surviving corporation. In connection with the reincorporation merger we changed our domicile from Delaware to Nevada, our name to Bonanza Gold Corp. and each outstanding share of our common stock was exchanged for one hundred fifty shares of the common stock of the Nevada entity.  Thereafter, our trading market experienced some unusual activity.  In an effort to stabilize the market, we effectuated a 150:1 reverse stock split on January 5, 2011.

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

As of November 18, 2011, there were 2,173,005 shares of common stock deemed outstanding, which includes 525,000 shares that have not been issued but which were committed to be issued in connection with our asset acquisitions and sales of common stock and warrants, and which includes 250,000 shares that have not been issued but which were committed to be issued in connection with sales of common stock and warrants in October 2011.

Recent Developments

On June 24, 2011 Mr. Craig Russell was appointed to our board of directors.

On October 11, 2011, the Board of Directors appointed Craig Russell to be President and Chief Executive Officer of the Company to fill the outstanding vacancies from the resignation of Lynn Harrison as President and Chief Executive Officer of the Company, effective as of October 11, 2011.    On October 12, 2011, the Company received notice of the resignation of Lynn Harrison as a director of the Company.

Critical Accounting Policies

Management believes that the critical accounting policies and estimates discussed below involve the most complex management judgments due to the sensitivity of the methods and assumptions necessary in determining the related asset, liability, revenue and expense amounts. Specific risks associated with these critical accounting policies are discussed throughout this MD&A, where such policies have a material effect on reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, refer to the individual Notes to the Financial Statements for the quarterly period ended September 30, 2011.

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

In accordance with FASB Staff Position (“FSP FAS”) 157-2, Effective Date of FASB Statement No. 157 , we deferred application of SFAS No. 157 until January 1, 2010, the beginning of our fiscal year, in relation to nonrecurring nonfinancial assets and nonfinancial liabilities including goodwill impairment testing, asset retirement obligations, long-lived asset impairments and exit and disposal activities. As of September 30, 2011 the application of SFAS 157 had no impact on our financial statements.

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

Plan of Operations

We are developing a gold and metals exploration company.  Craig Russell, our President and Chief Executive Officer,  has experience in the precious metals industry.  He has been acting as a consultant to the Company since July 2010 and received training in Mineral Project and Finance appraisal from University College London.

The Company plans to leverage Mr. Russell’s vast knowledge of the industry to acquire additional properties for exploration, and we intend to commence exploration activities on our acquired interests, upon receipt of additional financing.

Off Balance Sheet Arrangements

There are no off balance sheet arrangements.

Results of Operations for the Three and Nine Months Ended September 30, 2011 and 2010

To date we have had no revenue.  For the nine-month period ended September 30, 2011 we incurred operating expenses and a net loss of $103,351, as compared to $28,361 for the same period ended September 30, 2010, which was an increase of approximately 264%.  For the three-month period ended September 30, 2011, we incurred operating expenses and a net loss of $58,219, as compared to $22,261 for the same period ended September 30, 2010, which was an increase of approximately 162%.  The increased expenses were incurred due to directors salaries and increased operational activities.  We anticipate incurring further increased expenses once we begin exploration activities and will require additional funding to support our working capital needs.

Liquidity and Capital Resources

At September 30, 2011 we had cash or cash equivalents of $963 and had a working capital deficit of ($151,905).  At September 30, 2011, our only assets were our mineral properties which had a net value of $18,100 and a small amount of cash.   Our current liabilities included amounts due to our former Chief Executive Officer and principal shareholder of $152,768 for funds loaned for operations. This loan is unsecured, non-interest bearing and has no fixed term of repayment.

To date our sources of funding have been loans from our former Chief Executive Officer and the sale of our equity securities. On July 8, 2011 we raised $30,000 from the sale to one investor of 150,000 shares of our common stock and a warrant exercisable over a three year period of time for 150,000 shares of common stock. On August 16, 2011, we raised $10,000 from the sale to one director of 200,000 shares of our common stock. On September 6, 2011, we raised $25,000 from the sale to one investor of 125,000 shares of our common stock and a warrant exercisable over a three year period of time for 125,000 shares of common stock. On October 27, 2011, we raised $50,000 from the sale to one investor of 250,000 shares of our common stock and a warrant exercisable over a three year period of time for 250,000 shares of common stock We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned exploration activities. Based on our current plans, we believe that our cash will not be sufficient to enable us to meet our planned operating needs in the next 12 months and we will need to raise additional funding.

Our net cash used in operating activities for the nine months ended September 30, 2011 was $110,760 and was primarily the result of our net loss of $103,351. Our net cash used in operating activities for the nine months ended September 30, 2010 was $27,551 and was primarily the result of our net loss of $28,361.  Our cash provided by financing activities for the nine months ended September 30, 2011 was $129,823 and consisted of $56,823 from the proceeds of notes issued to shareholders and $73,000 from the proceeds of our sale of common stock.   Our cash provided by financing activities for the nine months ended September 30, 2010 was $27,550 and consisted of $22,117 from a loan from our former director, $5,343 from the proceeds of notes that we issued and $90 from the proceeds of a note issued to shareholders. Net cash used in investing activities for the nine months ended September 30, 2011 was $18,100, resulting from our investment in mineral properties. There was no cash used for investing activities for the nine months ended September 30, 2010.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 8, 2011 the Company issued to one investor 150,000 Units (each unit being comprised of one share of the Company’s common stock and a warrant exercisable over a three year period for one share of common stock at an exercise price of $1.25 per share). The Units were sold at a price of $.20 per Unit for an aggregate of $30,000.  The offer and sale of the foregoing securities was made solely to one “accredited investor” and in reliance upon and pursuant to the exemptions from registration provided by Regulation S of the Securities Act of 1933, as amended.

On August 16, 2011 the Company agreed to issue a total of 200,000 shares of common stock to one director for cash in the amount of $0.05 per share for a total of $10,000. The issuance of the foregoing securities was made solely to one “accredited investor” and in reliance upon and pursuant to the exemptions from registration provided by Regulation S of the Securities Act of 1933, as amended.

On September 6, 2011, the Company agreed to issue to one investor 125,000 Units (each unit being comprised of one share of the Company’s common stock and a warrant exercisable over a three year period for one share of common stock at an exercise price of $1.25 per share). The Units were sold at a price of $.20 per Unit for an aggregate of $25,000.  The offer and sale of the foregoing securities was made solely to one “accredited investor” and in reliance upon and pursuant to the exemptions from registration provided by Regulation S of the Securities Act of 1933, as amended.

On October  27, 2011, the Company agreed to issue to one investor 250,000 Units (each unit being comprised of one share of the Company’s common stock and a warrant exercisable over a three year period for one share of common stock at an exercise price of $1.25 per share). The Units were sold at a price of $.20 per Unit for an aggregate of $50,000.  The offer and sale of the foregoing securities was made solely to one “accredited investor” and in reliance upon and pursuant to the exemptions from registration provided by Regulation S of the Securities Act of 1933, as amended.

Item 3. Defaults upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

On October 11, 2011, the Board of Directors appointed Craig Russell to be President and Chief Executive Officer of the Company to fill the outstanding vacancies from  the resignation of Lynn Harrison as President and Chief Executive Officer of the Company, effective as of October 11, 2011.    On October 12, 2011, the Company received notice of the resignation of Lynn Harrison as a director of the Company. Mr. Russell, age 26, has been acting as a consultant to the Company since July 2010. From September 2008 through July 2010, Mr. Russell worked in the ecommerce industry at Quidco as a business development analyst tasked with analyzing and developing new business processes. Prior thereto, from July 2006 through September 2008, Mr. Russell worked for John Lewis as a project coordinator. Mr. Russell holds a degree in Economics along with training in Mineral Project and Finance appraisal from University College London.

Item 6. Exhibits.

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

BONANZA GOLD CORP.

Date: November 18, 2011	By:	/s/ Craig Russell
Craig Russell
President and Chief Executive Officer
(Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)