Form 10-K
period 2011-12-31
BONANZA GOLD CORP.
filed 2012-04-16
CIK 1425289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2011.
OR
[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

Commission File Number: 000-54027

BONANZA GOLD CORP.

(Name of small business issuer in its charter)

Nevada	20-8560967
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
Columbia Tower 701 Fifth Avenue, Office 4263, Seattle, WA	98104
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (206) 262-7461

Securities registered pursuant to Section 12(b) of the Act: None	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES [   ]   NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

YES [   ]   NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]   NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive DataFile required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES [X]   NO [   ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer,” “larger accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [   ]      Accelerated filer [   ]      Non- accelerated filer [   ]      Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [   ]   NO [X]

The aggregate market value of the issuer’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $783,450,750 based on $.15, the price at which the registrant’s common stock was last sold on that date.

As of April 16, 2012, the issuer had 5,223,005 shares of common stock outstanding.

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

Recent Developments

On April 29, 2011 we executed a property purchase agreement for the acquisition of certain assets from Independent Resources, Inc. pursuant to which we acquired an undivided interest in six (6) claims representing 1002.16 ha that has been staked and recorded as MTO Cell Claims.  The property is located east of Harrison Lake and northwest of Hope in southwestern British Columbia.  We acquired the assets for Ten Thousand Dollars ($10,000), which was funded by a loan from our former Chief Executive Officer.

On May19, 2011 we executed a termination agreement pursuant to which we terminated our payment obligations under two asset purchase agreements for properties in Arizona and Mexico and assigned the properties back to the seller.

On June 30, 2011 we executed a property purchase agreement for the acquisition of certain property from United Copper Holdings Ltd pursuant to which we acquired a 75% interest in 28 lode claims and approximately 560 acres located in Okanogan County, State of

Washington. We acquired the property from the seller for two hundred thousand shares of common stock, of which one hundred thousand were issued upon execution of the agreement, fifty thousand are to be issued six months thereafter and fifty thousand shares are to be issued twelve months thereafter. In addition, the seller retained a 5% Net Smelter Returns Royalty on the gross mineral production. We also agreed to provide a work commitment in the amount of One Million Dollars ($1,000,000) to be paid over a two year period commencing on the closing of the acquisition and we will earn an additional twenty five percent interest in the property after Five Hundred Thousand Dollars ($500,000) of the work commitment is expended.  We also agreed to enter into a consulting agreement for a one year term with an option to renew for an additional one year for the seller to act as a consulting prospector, engineer or financial consultant to us.  The amounts paid to the seller as consulting fees will be applied against the work commitment.  We are also obligated to enter into a joint venture agreement with the seller after we earn the additional 25% interest.

On February 28, 2012 we executed a property purchase agreement with Century Copper LLC for the acquisition of the property known as the Kelvin Project, consisting of one (1) patented mining claim (the “Zellweger Patented Claim”) and twenty-six (26) lode mining claims (the “Kelvin Prospect Claims”) in Sections 8, 9 and 17, Township 4 South, Range 13 East, G.&S.R.B.&M., Pinal County, Arizona.  The purchase price for the assets was Two Million Dollars ($2,000,000), which will be payable as follows: (i) Fifty Thousand Dollars ($50,000) for the Zellweger Patented Claim, of which (x) Ten Thousand Dollars ($10,000) was previously paid upon execution of a letter of intent between the parties; and (y) Forty Thousand Dollars ($40,000) was payable upon execution of the agreement; and (ii) One Million Nine Hundred Fifty Thousand Dollars ($1,950,000), of which (x) One Hundred Fifty Thousand Dollars ($150,000) was payable on or before February 28, 2012; (ii) Two Hundred Thousand Dollars ($200,000) is to be paid annually thereafter commencing on February 28, 2013 until the total amount is paid or the agreement is mutually terminated.   In addition, we agreed to issue to the seller One Million (1,000,000) of our post-split shares of common stock, of which (i) Two Hundred Fifty Thousand (250,000) shares shall be issuable within four (4) months of the closing of the transactions pursuant to the agreement; (ii) Two Hundred Fifty Thousand (250,000) shares shall be issuable within eight (8) months of the closing of the transactions pursuant to the agreement; (iii) Two Hundred Fifty Thousand (250,000) shares shall be issuable within twelve (12) months of the closing of the transactions pursuant to the agreement; and (iv) Two Hundred Fifty Thousand (250,000) shares shall be issuable within eighteen (18) months of the closing of the transactions pursuant to the agreement.

Pursuant to the terms of the agreement, the seller will retain (i) a five percent (5%) Net Smelter Returns Royalty (“NSR”) on the Kelvin Prospect Claims and any additional lode claims located adjacent to the existing twenty-six (26) claims; and (ii) a two percent (2%) NSR on the gross mineral production from the Zellweger Patented Claim.  In addition, we agreed to provide a work commitment for the property of One Million Dollars ($1,000,000) over five (5) years and will grant the seller an additional One Million (1,000,000) shares of post-split common stock upon discovery of a twenty-five million (25,000,000) ton copper deposit on said property.

The agreement further provides that in the event we fail to pay any installments when due under the agreement, and such breach is not timely cured after receipt of notice thereof by the seller, then we shall forfeit all rights to the assets, including a forfeiture of payments made under the agreement up to the date of forfeiture, with all such payments being retained by the seller as liquidated damages.  The seller shall has the right to terminate the agreement if we default in any other requirements under the agreement and have not taken reasonable steps to cure such default within sixty (60) days of receipt of notice thereof from the seller.  We have the right to terminate the agreement at any time upon prior written notice to the seller.  In the event of termination of the agreement by either party, (i) we are required to deliver to the seller within one hundred twenty (120) days, copies of all reports, maps, drill logs, assay results and any other relevant technical data compiled by us with respect to the property; (ii) remove from the property, within twelve (12) months, all facilities erected, installed or brought upon the property by us, and any facilities remaining after the expiration of such period will automatically become the property of the seller; and (iii) all payments theretofore paid by us to the seller shall be retained by the seller in consideration for entering into the agreement and for the rights conferred on us thereby.

Executive Officers of the Registrant

Craig Russell currently serves as our President, Chief Executive Officer, Treasurer and Secretary.  The Company does not have any other executive officers.

Employees

The Company currently has one employee, Craig Russell, who is also an executive officer and a director.

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

We are an exploration stage company with no operating history in the mineral exploration field. These two factors make it impossible to reliably predict future growth and operating results. Accordingly, we are subject to all the risks and uncertainties which are characteristic of a relatively new business enterprise, including the substantial problems, expenses and other difficulties typically encountered in the course of its business, in addition to normal business risks.  We face a high risk of business failure because we have commenced extremely limited business operations and have no revenues. We were organized in 2006, have not earned any revenues as of the date of this Annual Report and have had only losses since our inception. We expect to continue to incur losses well into the future. Our activities to date have been limited to organizational efforts with respect to a different line of business and the acquisition of two exploration properties but we have not conducting any exploration activities yet. There is no history upon which to base any assumption as to the likelihood that our business will be successful, and there can be no assurance that we will be able to raise sufficient capital to begin operations, that we will generate significant operating revenues in the future or that we will ever be able to achieve profitable operations in the future. We face all of the risks commonly encountered by other businesses that lack an established operating history, including, but not limited to, the need for additional capital and personnel, and intense competition.

Our auditors have expressed a going concern opinion.

We have no established source of revenues, have incurred losses since inception, have a working capital deficit and are in need of capital to grow our operations so that we can become profitable. Accordingly, the opinion of our auditors for the years ended December 31, 2011 and December 31, 2010 is qualified subject to uncertainty as to whether we will be able to continue as a going concern.  This may negatively impact our ability to obtain additional funding that we may require or to do so on terms attractive to us and may negatively impact the market price of our stock.

A shortfall of funding will have a negative impact on our ability to implement our business plan.

Pursuit of the Company’s business plan is dependent upon obtaining sufficient funding to support such plan. We have certain work commitment obligations in the amount of One Million Dollars ($1,000,000) which are to be paid over a two year period commencing on the closing of the acquisition of the property located in the State of Washington, and additional capital commitments in the amount of Two Million Dollars ($2,000,000) described above under Recent Developments regarding the Kelvin Project. There can be no assurance that we will have the funds necessary to maintain this commitment. Our current operating funds are insufficient either to complete our planned exploration, to fund our commitments or to begin a limited exploitation program. Therefore, we will need to obtain additional funding in order to implement our business plan. There is no guarantee that such funding will be available on terms acceptable to us or at all. Additionally, even if we are able to obtain sufficient funding, there can be no assurance that we will be able to successfully implement our plan or that unanticipated expenses, problems or difficulties will not occur which would result in material delays in its implementation.

Our current business plan contemplates that we will incur significant expenses in connection with the exploration and exploitation, if warranted. We do not currently have sufficient funds to commence a small scale exploitation program. We will require additional funding even to conduct limited mining activities. We will also require additional funding if the costs of our exploration or exploitation, if any, on the Assets are greater than anticipated.

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

We have conducted limited geological work on two sites. The Company has also received a completed National Instrument 43-101 Report from an independent consultant which discloses certain technical information about the Company’s mineral projects as well as estimates of proven and probable mineral resources.  While these results appear encouraging, additional exploration work will be required to be performed by the Company to determine whether economic resources exist on the claims, and if such resources do indeed exist, whether they are economically recoverable.  The amount and cost of such exploration work cannot be determined at this time.  No assurances can be given that additional mapping, surveying, and drilling will be sufficient to conclude that economic mineral deposits exist on such claims, and whether such mineral deposits, if any, are recoverable.  Therefore, we may be required to conduct additional exploration activities in addition to those proposed herein, the results of which likewise cannot be predicted.  No assurances can be given that we will be able to raise additional capital to conduct the additional exploration activities, or that such additional activities will prove successful.

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

The legal and regulatory environment that pertains to the mining industry is uncertain and may change. Uncertainty and new regulations could increase our operating costs and prevent us from exploring and drilling for mineralized material and developing the Assets, even if we determine such development is warranted. In addition to new laws and regulations being adopted, existing laws may be applied to mining operations that have not yet been so applied. Any such new laws may increase our operating costs which could have a material adverse effect on our results of operations and financial condition. Changes in regulatory policy could also have a material adverse effect on our exploration and future production activities. Any changes in government policy may result in changes to laws affecting, without limitation:

• ownership of our concessions;

• land tenure;

• development of infrastructure;

• mining policies;

• monetary policies;

• taxation;

• rates of exchange;

• environmental regulations; and/or

• labor relations.

Any such changes may affect our ability to continue our exploration and drilling program, to undertake mining operations with respect to the Assets in the manner currently contemplated, or our ability to explore or develop future properties. We must take into account the possibility, particularly in British Columbia, that future governments may adopt substantially different policies, which might extend to expropriation of assets.

Environmental and other risks could have a material adverse impact on our business.

Mining activities pose certain environmental risks, as well as personal injury risks.  While the Company will attempt to manage its risks, one or more incidents of environmental damage or personal injury resulting from its mining activities could have a material adverse impact on the business of the Company. If we become subject to onerous government regulations or other legal uncertainties, our business would likely be negatively affected. The government regulates the environmental impacts of mining operations and requires, under certain circumstances, certain environmental permits, work permits, posting of bonds, and the performance of remediation work for any physical or other disturbance to the land or the environment. We may incur significant costs and expenses in connection to comply with such governmental regulations. Depending on market conditions and the options available to us, we may attempt to enter into a joint venture with an operating company or permit an operating company to undertake exploration work. We may also consider seeking equity or debt financing (including borrowing from commercial lenders) or a sale of the Company or its assets.

We are an exploration stage company.

We are an exploration stage company and face a high risk of business failure because of the unique difficulties and uncertainties inherent in mineral exploration ventures. Potential investors should be aware of the difficulties normally encountered by mineral exploration companies and the high rate of failure of such companies. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays that could be encountered in connection with our planned exploration and drilling. These potential problems include, but are not limited to, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates. Additional expenditures related to exploration may not result in the discovery of additional mineralized material. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of our exploration do not reveal viable commercial mineralized material, we may decide to abandon the properties and claim we have and acquire new concessions for new exploration or terminate our activities all together. The acquisition of additional concessions will be dependent upon us possessing capital resources at that time in order to purchase and/or maintain such concessions. If no funding is available, we may be forced to cease our operations.

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

In order to demonstrate the existence of proven or probable reserves under SEC guidelines, it would be necessary for us to continue exploration to demonstrate the existence of sufficient mineralized material with satisfactory continuity and then obtain a positive feasibility study that demonstrates with reasonable certainty that the mineralized material can be economically extracted and produced. We have not completed a feasibility study with regard to the assets we have, nor do we intend to perform such feasibility study until such time as we obtain sufficient funding and it is advisable under our then current business plan. Exploration is inherently risky, the probability of any individual property having reserves is extremely remote and few properties ultimately prove economically successful.

Estimates of mineralized material are based on interpretation and assumptions which may be unreliable.

Estimates of our mineralized material, if any, will be based on interpretation and assumptions and may yield less under actual conditions than current estimates. When making determinations about whether to advance any of our projects to production, we must rely upon such estimated calculations as to the mineralized material on the property. Until the mineralized material is actually mined and processed, any amounts and values can only be considered estimates.

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

There are risks inherent in doing business in foreign countries.

One of our properties is located in British Columbia and in the past we have owned property located in Mexico. Risks of doing business in a foreign country could materially and adversely affect our results of operations and financial condition. We face risks normally associated with doing business in a foreign country. These risks include, but are not limited to:

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

• import and export regulations, including restrictions on the export of gold, silver and copper; and/or

• foreign exchange controls.

The occurrence of one or more of these events or a change in existing policy could have a material adverse effect on our cash flows, earnings, results of operations, and financial condition. These risks may limit or disrupt our operations, restrict the movement of funds, impair contract rights, or result in the taking of property by nationalization or expropriation without fair compensation. Finally, any country that is a developing country may make it more difficult for us to obtain required funding.

We are required to make payments to retain certain concessions.

Our ability to retain good title to our assets and continue our exploration and drilling program is subject to payment of surface taxes imposed by governments. The amount of surface taxes is set by regulation and may increase over the life of the concession and include periodic adjustments for inflation. Our failure or inability to pay the surface taxes to governmental agencies may cause us to lose our interest in one or more of our concessions.

Our concessions are located in a remote area.

There is extremely limited infrastructure on our properties, which may impair our access to the properties.  Inclement weather and/or natural disasters may affect the roads surrounding the properties, which may delay or prevent us from conducting our proposed business operations or cause significant damage to costly infrastructure, for which we may or may not be insured. While we plan to conduct our exploration and drilling year round, it is possible that inclement weather and/or natural disasters could delay our mining activities, which could have a material adverse effect on our business, results of operations and financial condition.

Defective title to the Assets could have a material adverse effect on our exploration and exploitation activities.

There are uncertainties as to title matters in the mining industry. We believe we have good title to our assets; however, any defects in such titles that cause us to lose our rights in these mineral properties would seriously jeopardize our planned business operations. We have investigated our rights to explore, exploit and develop our assets in manners consistent with industry practice and, to the best of our knowledge, those rights are in good standing. However, we cannot guarantee that the title to or our rights to explore, exploit and develop our assets will not be challenged by third parties or governmental agencies. In addition, there can be no assurance that our assets are not subject to prior unregistered agreements, transfers or claims. Our title may be affected by undetected defects. Any such defects could have a material adverse effect on us.

In the event of a dispute regarding title to our assets in foreign countries or any facet of our operations, it would likely be necessary for us to resolve the dispute in a foreign country, where we would be faced with unfamiliar laws and procedures. The resolution of disputes in foreign countries as well as in the U.S. can be costly and time consuming, similar to the situation in the United States. However, in a foreign country, we face the additional burden of understanding unfamiliar laws and procedures. We may not be entitled to a jury trial, as we might be in the United States. Further, to litigate in a foreign country, we would be faced with the necessity of hiring lawyers and other professionals who are familiar with the foreign laws. For these reasons, we may incur unforeseen losses if we are forced to resolve a dispute in a foreign country.

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

We are dependent upon our officers.

The Company is dependent on Craig Russell, its current President and Chief Executive Officer and director, to effectuate many of the Company’s services and plans for the implementation of our proposed activities and business.  Mr. Russell has significant experience in the area of exploring for and/or mining precious metals.    If he were to resign, there is no guarantee that we could replace him with qualified individuals in a timely or economic manner or if at all.  Investors must be willing to entrust all of the affairs of the Company to current management.

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

We are required to evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002 annually and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have a material adverse effect on the price of our common stock. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have furnished a report by our management on internal controls for the fiscal year ended December 31, 2011. Such a report contains, among other matters, our assessment of the effectiveness of our internal controls over financial reporting, including a statement as to whether or not our internal controls are effective. This assessment must include disclosure of any material weakness in our internal controls over financial reporting identified by our management. Due to among other things, our lack of segregation of duties, our internal controls over financial reporting are ineffective as of the date hereof, and there is no assurance that they will be effective in the future. If we are unable to effectuate and maintain the effectiveness of our controls, investors could lose confidence in our financial reports and our stock price may decline.

We are subject to adverse changes in currency values.

Since some of our expenses will be paid in foreign currency, and our investment capital is in United States dollars, we are subject to adverse changes in currency values which will be difficult to prevent or predict. Our operations in the future could be affected by changes in the value of the foreign currency against the United States dollar. At the present time, since we have no production and limited investment, we have no plans or policies to utilize forward sales contracts or currency options to minimize this exposure. If and when these measures are implemented, there is no assurance they will be cost effective or be able to fully offset the effect of any currency fluctuations.

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

•investor perception of our industry or our Company; and/or

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

The Company rents office space located at Colombia Tower, 701 Fifth Avenue, Office 4263, Seattle, WA 98104, the rent charges are approximately $1,500 per month. The Company recently acquired an undivided interest in six (6) claims representing 1002.16 ha that has been staked and recorded as MTO Cell Claims located east of Harrison Lake and northwest of Hope in southwestern British Columbia.  We also acquired a 75% interest in 28 lode claims and approximately 560 acres located in Okanogan County, State of Washington.

ITEM 3.  LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings, and we are not aware of any proceeding pending or threatened against us by any governmental authority or other party.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable

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

YEAR ENDED DECEMBER 31, 2011	High	Low
Fourth quarter	$1.00	$1.00
Third quarter	$1.00	$0.15
Second quarter	$0.15	$0.15
First quarter	$5.99	$0.29
YEAR ENDED DECEMBER 31, 2010
Fourth quarter	$1.15	$1.15
Third quarter	--	--
Second quarter	--	--
First quarter-	--	--

Holders

As of April 10, 2012, there were approximately 10 shareholders of record of our common stock and 5,223,005 shares of common stock deemed outstanding, which includes 50,000 shares that have not been issued but were committed to be issued in connection with our assets acquisitions.

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

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

On June 30, 2011, the Company issued 100,000 shares on a post reverse split basis of common stock in connection with the Okanogan County mineral property acquisition. The offer and sale of the foregoing securities was made solely to “accredited investors” and in reliance upon Regulation S of the Securities Act of 1933, as amended and Regulation S.

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

On August 16, 2011 the Company issued a total of 200,000 shares of common stock to one director for cash in the amount of $0.05 per share for a total of $10,000. The offer and sale of the foregoing securities was made solely to “accredited investors” and in reliance upon Regulation S of the Securities Act of 1933, as amended and Regulation S.

On September 6, 2011, the Company issued to one investor 125,000 Units (each unit being comprised of one share of the Company’s common stock and a warrant exercisable over a three year period for 125,000 shares of common stock at an exercise price of $1.25 per share).  The Units were sold at a price of $.20 per Unit for an aggregate of $25,000.  The offer and sale of the foregoing securities was made solely to “accredited investors” and in reliance upon Regulation S of the Securities Act of 1933, as amended and Regulation S.

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

On November 23, 2011, a stockholder and former officer of the Company forgave $152,768 of their advances to the Company and contributed the same amount to capital.

On December 1, 2011, the Company issued to one investor 250,000 Units (each unit being comprised of one share of the Company’s common stock and a warrant exercisable over a three year period for 250,000 shares of common stock at an exercise price of $1.25 per share).  The Units were sold at a price of $.20 per Unit for an aggregate of $50,000.  The offer and sale of the foregoing securities was made solely to “accredited investors” and in reliance upon Regulation S of the Securities Act of 1933, as amended and Regulation S.

On February 14, 2012, the Company issued to one investor 300,000 Units (each unit being comprised of one share of the Company’s common stock and a warrant exercisable over a three year period for 300,000 shares of common stock at an exercise price of $1.25 per share).  The Units were sold at a price of $.20 per Unit for an aggregate of $60,000.  The offer and sale of the foregoing securities was made solely to “accredited investors” and in reliance upon Regulation S of the Securities Act of 1933, as amended and Regulation S.

On March 9, 2012, the Company issued to one investor 2,500,000 Units (each unit being comprised of one share of the Company’s common stock and a warrant exercisable over a three year period for 2,500,000 shares of common stock at an exercise price of $1.25 per share).  The Units were sold at a price of $.10 per Unit for an aggregate of $250,000.  The offer and sale of the foregoing securities was made solely to “accredited investors” and in reliance upon Regulation S of the Securities Act of 1933, as amended and Regulation S.

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

Recent Developments

On April 29, 2011, we executed a property purchase agreement for the acquisition of certain assets from Independent Resources, Inc. pursuant to which we acquired an undivided interest in six (6) claims representing 1002.16 ha that has been staked and recorded as MTO Cell Claims.  The property is located east of Harrison Lake and northwest of Hope in southwestern British Columbia.  We acquired the assets for Ten Thousand Dollars ($10,000), which was funded by a loan from our former Chief Executive Officer.

On May19, 2011, we executed a termination agreement pursuant to which we terminated our payment obligations under two asset purchase agreements for properties in Arizona and Mexico and assigned the properties back to the seller.

On June 30, 2011, we executed a property purchase agreement for the acquisition of certain property from United Copper Holdings Ltd pursuant to which we acquired a 75% interest in 28 lode claims and approximately 560 acres located in Okanogan County, State of Washington. We acquired the property from the seller for two hundred thousand shares of common stock, of which one hundred thousand were issued upon execution of the agreement, fifty thousand are to be issued six months thereafter and fifty thousand shares are to be issued twelve months thereafter. In addition, the seller retained a 5% Net Smelter Returns Royalty on the gross mineral production. We also agreed to provide a work commitment in the amount of One Million Dollars ($1,000,000) to be paid over a two year period commencing on the closing of the acquisition and we will earn an additional twenty five percent interest in the property after Five Hundred Thousand Dollars ($500,000) of the work commitment is expended.  We also agreed to enter into a consulting agreement for a one year term with an option to renew for an additional one year for the seller to act as a consulting prospector, engineer or financial consultant to us.  The amounts paid to the seller as consulting fees will be applied against the work commitment.  We are also obligated to enter into a joint venture agreement with the seller after we earn the additional 25% interest.

On February 28, 2012 we executed a property purchase agreement with Century Copper LLC for the acquisition of the property known as the Kelvin Project, consisting of one (1) patented mining claim (the “Zellweger Patented Claim”) and twenty-six (26) lode mining claims (the “Kelvin Prospect Claims”) in Sections 8, 9 and 17, Township 4 South, Range 13 East, G.&S.R.B.&M., Pinal County, Arizona.  The purchase price for the assets was Two Million Dollars ($2,000,000), which will be payable as follows: (i) Fifty Thousand Dollars ($50,000) for the Zellweger Patented Claim, of which (x) Ten Thousand Dollars ($10,000) was previously paid upon execution of a letter of intent between the parties; and (y) Forty Thousand Dollars ($40,000) was payable upon execution of the agreement; and (ii) One Million Nine Hundred Fifty Thousand Dollars ($1,950,000), of which (x) One Hundred Fifty Thousand Dollars ($150,000) was payable on or before February 28, 2012; (ii) Two Hundred Thousand Dollars ($200,000) is to be paid annually thereafter commencing on February 28, 2013 until the total amount is paid or the agreement is mutually terminated.   In addition, we agreed to issue to the seller One Million (1,000,000) of our post-split shares of common stock, of which (i) Two Hundred Fifty Thousand (250,000) shares shall be issuable within four (4) months of the closing of the transactions pursuant to the agreement; (ii) Two Hundred Fifty Thousand (250,000) shares shall be issuable within eight (8) months of the closing of the transactions pursuant to the agreement; (iii) Two Hundred Fifty Thousand (250,000) shares shall be issuable within twelve (12) months of the closing of the transactions pursuant to the agreement; and (iv) Two Hundred Fifty Thousand (250,000) shares shall be issuable within eighteen (18) months of the closing of the transactions pursuant to the agreement.

Pursuant to the terms of the agreement, the seller will retain (i) a five percent (5%) Net Smelter Returns Royalty (“NSR”) on the Kelvin Prospect Claims and any additional lode claims located adjacent to the existing twenty-six (26) claims; and (ii) a two percent (2%) NSR on the gross mineral production from the Zellweger Patented Claim.  In addition, we agreed to provide a work commitment for the property of One Million Dollars ($1,000,000) over five (5) years and will grant the seller an additional One Million (1,000,000) shares of post-split common stock upon discovery of a twenty-five million (25,000,000) ton copper deposit on said property.

The agreement further provides that in the event we fail to pay any installments when due under the agreement, and such breach is not timely cured after receipt of notice thereof by the seller, then we shall forfeit all rights to the assets, including a forfeiture of payments made under the agreement up to the date of forfeiture, with all such payments being retained by the seller as liquidated damages.  The seller shall has the right to terminate the agreement if we default in any other requirements under the agreement and have not taken reasonable steps to cure such default within sixty (60) days of receipt of notice thereof from the seller.  We have the right to terminate the agreement at any time upon prior written notice to the seller.  In the event of termination of the agreement by either party, (i) we are required to deliver to the seller within one hundred twenty (120) days, copies of all reports, maps, drill logs, assay results and any other relevant technical data compiled by us with respect to the property; (ii) remove from the property, within twelve (12) months, all facilities erected, installed or brought upon the property by us, and any facilities remaining after the expiration of such period will automatically become the property of the seller; and (iii) all payments theretofore paid by us to the seller shall be retained by the seller in consideration for entering into the agreement and for the rights conferred on us thereby.

Critical Accounting Policies

Management believes that the critical accounting policies and estimates discussed below involve the most complex management judgments due to the sensitivity of the methods and assumptions necessary in determining the related asset, liability, revenue and expense amounts. Specific risks associated with these critical accounting policies are discussed throughout this MD&A, where such policies have a material effect on reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, refer to the individual Notes to the Financial Statements for the year ended December 31, 2011.

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

Plan of Operations

We are developing a gold and metals exploration company.  Craig Russell, our Chief Executive Officer, President, Chief Financial Officer, Secretary and Treasurer, has experience in the precious metals industry.  The Company plans to leverage his vast knowledge of the industry to acquire properties for exploration.  We recently acquired two properties for our mineral exploration activity and intend to commence exploration activities, upon receipt of additional financing.

Off Balance Sheet Arrangements

There are no off balance sheet arrangements.

Results of Operations for the year ended December 31, 2011 and the year ended December 31, 2010

For the year ended December 31, 2011 as compared to the year ended December 31, 2010, total revenues were $0 and $0, respectively; and net income (loss) were $784,177 and ($1,103,671), respectively. The net losses were attributable to operating expenses.   The operating expenses for the year ended December 31, 2011 were primarily expenses incurred for the acquisition of our two mineral exploration properties, including legal fees, management and consulting fees,, and general audit and bookkeeping fees.

Liquidity and Capital Resources

At December 31, 2011 we had cash or cash equivalents of $14,366 and had a working capital deficit of ($11,519).  We had an outstanding loan to our former Chief Executive Officer that was forgiven in November 2011which was unsecured, non-interest bearing and had no fixed term of repayment.   We are obligated to finance a work commitment in the amount of One Million Dollars over a two year period that commenced June 2011; however we currently do not have the funds to finance such a commitment.  In order to finance the work commitment we will need to raise additional funds.

We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned exploration activities. Net cash used in operating activities for the year ended December 31, 2011 consisted primarily of our net loss and to a lesser extent, an increase in accounts payable. Based on our current plans, we believe that our cash will not be sufficient to enable us to meet our planned operating needs in the next 12 months.

In 2011, our primary sources of cash were from the sale of common stock pursuant to which we raised $165,000.  During 2010 our primary source of cash was advances from our then Chief Executive Officer ($101,143) and affiliates ($90).  Our cash used in investing activities was for the acquisition of mineral properties.

Until we raise additional funds, we will be unable to commence drilling activities.  However, the actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. We have based our estimate on assumptions that may prove to be wrong. We may need to obtain additional funds sooner or in greater amounts than we currently anticipate. Potential sources of financing include strategic relationships, public or private sales of our shares or debt and other sources. We may seek to access the public or private equity markets when conditions are favorable due to our long-term capital requirements. We do not have any committed sources of financing at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all. If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted. If we are not able to obtain financing when needed, we may be unable to carry out our business plan. As a result, we may have to significantly limit our operations and our business, financial condition and results of operations would be materially harmed.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable because the Company is a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BONANZA GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

TABLE OF CONTENTS

DECEMBER 31, 2011

Report of Independent Registered Public Accounting Firm

F-2

Balance Sheets as of December 31, 2011 and 2010

F-3

Statements of Operations for the Years Ended

December 31, 2011 and 2010 and for the Period from

August 7, 2006 (inception) to December 31, 2011

F-4

Statement of Stockholders’ Equity (Deficit) as of

December 31, 2011

F-5

Statements of Cash Flows for the Years Ended

December 31, 2011 and 2010 and for the Period from

August 7, 2006 (inception) to December 31, 2011

F-6

Notes to Financial Statements

F-7 – F-16

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Boards of Directors

Bonanza Gold Corp.

We have audited the accompanying balance sheets of Bonanza Gold Corp. as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and the period from August 7, 2006 (inception) to December 31, 2011.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bonanza Gold Corp., as of December 31, 2011 and 2010 and the results of its operations and cash flows for the years then ended and for the period from August 7, 2006 (inception) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Bonanza Gold Corp. will continue as a going concern.  As discussed in Note 12 to the financial statements, the Company has incurred losses from operations, has a working capital deficit, and is in need of additional capital to grow its operations so that it can become profitable.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 12. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

April 5, 2012

BONANZA GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
AT DECEMBER 31, 2011 AND 2010

	December 31,	December 31,
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$14,367	$-

Mineral Properties, net	18,000	-

Other Assets
Deposits	10,000	-

Total Assets	$42,367	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	25,886	$7,509
Advances from directors	-	95,945
Note Payable - current portion	-	800,000
Total Current Liabilities	25,886	903,454

Long-Term Liabilities
Note Payable	-	200,000
Total Long-term Liabilities	-	200,000

Total Liabilities	25,886	1,103,454

Stockholders' Equity (Deficit)
Common stock, par $0.001, 250,000,000 shares authorized, 2,373,005 and 1,258,000 shares issued and outstanding, respectively	2,373	188,700
Additional paid in capital	406,465	(115,620)
Deficit accumulated during the exploration stage	(392,357)	(1,176,534)
Total Stockholders' Equity (Deficit)	16,481	(1,103,454)

Total Liabilities and Stockholders' Equity (Deficit)	$42,367	$-

The accompanying notes to the financial statements are an integral part of these statements.

BONANZA GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
PERIOD FROM AUGUST 7, 2006 (INCEPTION) TO DECEMBER 31, 2011

	Year ended December 31, 2011	Year ended December 31, 2010	Period from August 7, 2006 (Inception) to December 31, 2011

REVENUE	$0	0	$0

OPERATING EXPENSES
Selling, general and administrative	215,741	1,103,567	1,391,778

LOSS FROM OPERATIONS	(215,741)	(1,103,567)	(1,391,778)

OTHER INCOME (EXPENSES)	999,918	(104)	999,421

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	784,177	(1,103,671)	(392,357)

PROVISION FOR INCOME TAXES	0	0	0

NET INCOME (LOSS)	$784,177	$(1,103,671)	$(392,357)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC	1,553,121	1,306,236
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: DILUTED	1,736,712

NET INCOME (LOSS) PER SHARE: BASIC	$0.50	$(0.84)
NET INCOME (LOSS) PER SHARE: DILUTED	$0.45

The accompanying notes to the financial statements are an integral part of these statements.

BONANZA GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
PERIOD FROM AUGUST 7, 2006 (INCEPTION) TO DECEMBER 31, 2011

	Common Stock		Additional Paid in	(Deficit) Accumulated During Exploration	Stockholders’ Equity
	Shares	Amount	Capital	Stage	(Deficit)
Beginning balance, August 7, 2006	-	$ -	$ -	$ -	$ -
Common stock issued	850,000	850	1,000	-	1,850
Net loss for the period ended December 31, 2006	-	-	-	(1,750)	(1,750)
Balance, December 31, 2006	850,000	850	1,000	(1,750)	100

Net loss for the year ended December 31, 2007	-	-	-	(2,382)	(2,382)
Balance, December 31, 2007	850,000	850	1,000	0	(2,282)

Shares Issued for cash	500,000	500	49,500	-	50,000
Shares issued for services	10,000	10	990	-	1,000
Net loss for the year ended December 31, 2008	0	0	0	(44,375)	(44,375)
Balance, December 31, 2008	1,360,000	1,360	51,490	(47,564)	4,343

Net loss for the year ended December 31, 2009	0	0	0	(24,356)	(24,356)
Balance, December 31, 2009	1,360,000	1,360	51,490	(72,863)	(20,013)

Conversion of debt to contributed capital	0	0	18,560	0	18,560
Cancellation of shares	(112,000)	(112)	112	0	0
Shares issued for mineral property acquisition	5,000	5	830	0	835
Shares issued for mineral property acquisition	5,000	5	830	0	835
Stock split 1 to 150	0	187,442	(187,442)	0	0
Net loss for the year ended December 31, 2010				(1,103,671)	(1,103,671)
Balance, December 31, 2010	1,258,000	188,700	(115,620)	(1,176,534)	(1,103,454)

Reverse stock split 1:150	-	(187,442)	187,442	0	0
Shares issued for rounding	5	0	0	0	0
Cancellation of shares issued for mineral property acquisition	(10,000)	(10)	0	0	(10)
Shares issued for mineral property acquisition	100,000	100	7,900	0	8,000
Equity units inclusive one common share and one warrant issued for cash on July 8, 2011 at $0.20 per unit	150,000	150	29,850	0	30,000
Common stock issued for cash on August 16, 2011 at $0.05 per unit	200,000	200	9,800	0	10,000
Equity units inclusive one common share and one warrant issued for cash on September 6, 2011 at $0.20 per unit	125,000	125	24,875	0	25,000
Equity units inclusive one common share and one warrant issued for cash on October 27, 2011 at $0.20 per unit	250,000	250	49,750	0	50,000
Forgiveness of debt by former director	0	0	152,768	0	152,768
Equity units inclusive one common share and one warrant issued for cash on December 1, 2011 at $0.20 per unit	250,000	250	49,750	0	50,000
Shares issued for mineral property acquisition	50,000	50	9,950	0	10,000
Net income for the year ended December 31, 2011	0	0	0	784,177	784,177
Balance, December 31, 2011	2,373,005	$ 2,373	$ 406,465	$ (392,357)	$ 16,481

The accompanying notes to the financial statements are an integral part of these statements.

BONANZA GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
PERIOD FROM AUGUST 7, 2006 (INCEPTION) TO DECEMBER 31, 2011

	Year ended December 31, 2011	Year ended December 31, 2010	Period from August 7, 2006 (Inception) to December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) for the period	$784,177	$(1,103,671)	$(392,357)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities
Common stock issued for services	-	-	1,000
Impairment of mineral properties	10,000	1,001,670	1,011,670
Gain on disposal of mineral properties	(1,000,010)	-	(1,000,010)
Changes in Assets and Liabilities
Increase (decrease) in accounts payable	18,377	659	25,886
Increase (decrease) in accrued interest	-	104	497
Net Cash Used in Operating Activities	(187,456)	(101,238)	(353,314)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in mineral properties	(20,000)	-	(20,000)
Net Cash Used in Investing Activities	(20,000)	-	(20,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from directors	56,823	101,143	170,811
Proceeds from notes payable - affiliate	-	90	200
Payments on notes payable	-	-	(180)
Proceeds from sale of common stock	165,000	-	216,850
Proceeds from loan from director	-	-	-
Net Cash Provided by Financing Activities	221,823	101,233	387,681

Net Decrease in Cash and Cash Equivalents	14,367	(5)	14,367
Cash and Cash Equivalents - Beginning	-	5	-
Cash and Cash Equivalents - End	$14,367	$-	$14,367

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$92	$-	$92
Cash paid for income taxes	$-	$-	$-
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Common stock issued for acquisition of mineral properties	$28,000	$1,670	$29,670
Note payable issued for acquisition of mineral properties	$-	$1,000,000	$1,000,000
Forgiveness of debt and accrued interest by former directors recorded as contributed capital	$152,768	$18,560	$171,328
Cancellation of note payable in connection with disposal of mineral properties	$(1,000,000)	$-	$(1,000,000)

The accompanying notes to the financial statements are an integral part of these statements.

BONANZA GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 1 – ORGANIZATION AND BUSINESS

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $14,367 and $0 cash as of December 31, 2011 and 2010, respectively.

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

Revenue Recognition

The Company will recognize revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

BONANZA GOLD CORP.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Foreign Currency

The operations of the Company are located in United States. The Company maintains both U.S. Dollar and British Pound Sterling accounts. The functional currency is the United States Dollar. Transactions in foreign currencies other than the functional currency, if any, are re-measured into the functional currency at the rate in effect at the time of the transaction. Re-measurement gains and losses that arise from exchange rate fluctuations are included in income or loss from operations. Monetary assets and liabilities denominated in the functional currency are translated into U.S. Dollars at the rate in effect at the balance sheet date. Revenue and expenses denominated in the functional currency are translated at the spot exchange rate. Other comprehensive income includes the foreign exchange gains and losses that arise from translating from the functional currency into U.S. Dollars.

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

BONANZA GOLD CORP.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2011.

Recent Accounting Pronouncements

Bonanza does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3 – EMPLOYMENT AGREEMENTS

On June 24, 2011 the Company appointed Mr. Craig Russell to its board of directors.  There was no arrangement or understanding between Mr. Russell and any person pursuant to which he was selected as a director. The agreement requires monthly compensation of $6,500. Total compensation paid on this employment agreement was $45,500 for the year ended December 31, 2011

On October 11, 2011, the Company received written notice of the resignation of Lynn Harrison as President and Chief Executive Officer of the Company, effective as of October 11, 2011.  On October 11, 2011, the Board of Directors appointed Craig Russell to be President and Chief Executive Officer of the Company to fill the outstanding vacancies.  Mr. Russell was not selected as President and Chief Executive Officer pursuant to any arrangement or understanding with any other person, and does not have any reportable transactions under Item 404(a) of Regulation S-K.

NOTE 4 – DEPOSITS

On October 31, 2011, the Company signed a letter of intent to purchase the Kelvin Deposit property. The letter of intent required a $10,000 non-refundable deposit.  The deposit will be applied to the acquisition costs once a binding definitive agreement has been signed.

NOTE 5 – MINERAL PROPERTIES

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

BONANZA GOLD CORP.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 5 – MINERAL PROPERTIES (CONTINUED)

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

As the mineral properties had been fully impaired at December 31, 2010, the termination of these agreements resulted in a gain on the disposal of the mineral properties of $1,000,010 which is recorded in other income.

On April 29, 2011, the Company executed an asset purchase agreement for the acquisition of certain assets from Independent Resources, Inc. (the “Seller”) pursuant to which the Company acquired  an undivided  interest in six (6) mineral claims representing 1002.16 ha that has been staked and recorded as MTO Cell Claims (the “Assets”).  The property is located east of Harrison Lake and northwest of Hope in southwestern British Columbia. The Company acquired the Assets from the Seller for Ten Thousand Dollars (US$10,000.00), which was funded by a loan from the Chief Executive Officer to the Company at that time. The Company tested this property for impairment and determined that the value was $0 and accordingly recorded an impairment charge of $10,000 at December 31, 2011.

On June 30, 2011, the Company executed a Property Purchase Agreement (the “Agreement”) for the acquisition of certain property from United Copper Holdings Ltd. (the “Seller”) pursuant to which the Company acquired a 75% interest in 28 lode claims and approximately 560 acres.  The property is located in Okanogan County, State of Washington (the “Assets”). The Company acquired the Assets from the Seller in exchange for 200,000 shares of its common stock (the Shares”), which will be issued to the Seller as follows: (i) 100,000 Shares, valued at $8,000 were issued upon the closing of the Agreement; (ii) 50,000 Shares, issued on December 31, 2011, valued at $10,000; and (iii) 50,000 Shares are to be issued within 12 months of the closing of the Agreement.  In addition, the Seller will retain a 5% Net Smelter Returns Royalty on the gross mineral production.

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

BONANZA GOLD CORP.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 5 – MINERAL PROPERTIES (CONTINUED)

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

At December 31, 2011, we had not yet obtained sufficient funding to commence exploration on these properties, we had not yet received any revenues, and we had a working capital deficit. Our auditors had determined there was sufficient doubt about our ability to operate as a going concern.

NOTE 6 – ADVANCES FROM DIRECTOR

A shareholder and former officer had provided loans to the Company to fund operations.  The loans were unsecured, non-interest bearing and due on demand.

On November 23, 2011, the shareholder and former officer of the Company forgave $152,768 of their advances to the Company which was recorded as contributed capital in accordance with ASC 470-10.

NOTE 7 – CAPITAL STOCK

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

The Company agreed to issue 5,000 and 5,000 shares on a pre-split basis of common stock in connection with the two mineral property acquisitions discussed in Note 3. The shares were valued at $0.167 per share. The Company also agreed to make various payments under note obligations incurred in connection with the property acquisition, none of which were paid. Further to the execution of the termination agreement dated May 19, 2011 the above note payable is no longer due. In addition the agreed 5,000 and 5,000 shares on a pre-split basis of common stock in connection with the two mineral property acquisitions discussed in Note 3 were cancelled.

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

BONANZA GOLD CORP.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 7 – CAPITAL STOCK (CONTINUED)

Also in March 2011, an additional 5,000 post reverse split basis were to be granted in connection with the mineral property acquisition and were subsequently terminated.

On June 30, 2011 the Company agreed to issue 100,000 shares on a post reverse split basis of common stock in connection with the Okanogan County mineral property acquisition discussed in Note 3. The shares were valued at $0.08 per share.

On July 8, 2011, the Company issued to one investor 150,000 Units (each unit being comprised of one share of the Company’s common stock and a warrant exercisable over a three year period for 150,000 shares of common stock at an exercise price of $1.25 per share).  The Units were sold at a price of $.20 per Unit for an aggregate of $30,000.

On August 16, 2011 the Company issued a total of 200,000 shares of common stock to one director for cash in the amount of $0.05 per share for a total of $10,000.

On September 6, 2011, the Company issued to one investor 125,000 Units (each unit being comprised of one share of the Company’s common stock and a warrant exercisable over a three year period for 125,000 shares of common stock at an exercise price of $1.25 per share).  The Units were sold at a price of $.20 per Unit for an aggregate of $25,000.

On October 27, 2011, the Company issued to one investor 250,000 Units (each unit being comprised of one share of the Company’s common stock and a warrant exercisable over a three year period for 250,000 shares of common stock at an exercise price of $1.25 per share).  The Units were sold at a price of $.20 per Unit for an aggregate of $50,000.

On November 23, 2011, a stockholder and former officer of the Company forgave $152,768 of their advances to the Company and contributed the same amount to capital.

On December 1, 2011, the Company issued to one investor 250,000 Units (each unit being comprised of one share of the Company’s common stock and a warrant exercisable over a three year period for 250,000 shares of common stock at an exercise price of $1.25 per share).  The Units were sold at a price of $.20 per Unit for an aggregate of $50,000.

The Company had 2,373,005 shares of common stock issued and outstanding as of December 31, 2011.

Warrants issued in connection with sale of common shares

Description of warrants

(i) Warrants issued during quarterly period ended September 30, 2011

For the period from July 8, 2011 through September 6, 2011, in connection with the sale of 150,000 and 125,000 shares of its common stock at $0.20 and $0.20 per share respectively or $55,000 in gross proceeds to the investors, the Company issued warrants to purchase 275,000 shares of its common stock exercisable at $1.25 per share earned and exercisable upon issuance expiring three (3) years from the date of issuance.

BONANZA GOLD CORP.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 7 – CAPITAL STOCK (CONTINUED)

The fair value of the warrant grant estimated on the date of grant uses the Black-Scholes Option-Pricing Model with the following assumptions:

Expected life (year)	3.00

Expected volatility	49.48%	*

Risk-free interest rate	0.75%

Dividend yield	0.00%

* As a thinly traded public entity it is not practicable for the Company to estimate the expected volatility of its share price. The Company selected five (5) comparable public traded goldmine companies to calculate the expected volatility.  The reason for selecting comparable public traded goldmine companies is that the Company plans to engage in goldmine business.  The Company calculated five (5) comparable public traded goldmine companies’ historical volatility over the expect life of the warrants and averaged the five (5) comparable public traded goldmine companies’ historical volatility as its expected volatility.

The Company allocated the gross proceeds of $55,000 between common stock and warrants based on their relative fair value, estimated on the date of grant, valued common stock and the warrant at $23,404 and $31,596, respectively, using the Black-Scholes Option-Pricing Model with the above assumptions.

(ii) Warrants issued during quarterly period ended December 31, 2011

For the period from October 27, 2011 through December 1, 2011, in connection with the sale of 250,000 and 250,000 shares of its common stock at $0.20 and $0.20 per share respectively or $100,000 in gross proceeds to the investors, the Company issued warrants to purchase 500,000 shares of its common stock exercisable at $1.25 per share earned and exercisable upon issuance expiring three (3) years from the date of issuance.

The fair value of the warrant grant estimated on the date of grant uses the Black-Scholes Option-Pricing Model with the following assumptions:

Expected life (year)	3.00

Expected volatility	43.21	*

Risk-free interest rate	0.75%

Dividend yield	0.00%

* As a thinly traded public entity it is not practicable for the Company to estimate the expected volatility of its share price. The Company selected five (5) comparable publicly traded goldmine companies to calculate the expected volatility.  The reason for selecting comparable public traded goldmine companies is that the Company plans to engage in the goldmine business.  The Company calculated five (5) comparable public traded goldmine companies’ historical volatility over the expect life of the warrants and averaged the five (5) comparable public traded goldmine companies’ historical volatility as its expected volatility.

BONANZA GOLD CORP.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 7 – CAPITAL STOCK (CONTINUED)

The Company allocated the gross proceeds of $100,000 between common stock and warrants based on their relative fair value, estimated on the date of grant, valued common stock and the warrant at $81,967 and $18,033, respectively, using the Black-Scholes Option-Pricing Model with the above assumptions.

Exercise of warrants and warrants outstanding

For the year ended December 31, 2011, none of the warrants have been exercised and as of December 31, 2011 warrants to purchase 775,000 shares of Company common stock remain outstanding.

Summary of warrant activities

The table below summarizes the Company’s non-derivative warrant activities through December 31, 2011:

	Number of warrants	Exercise price per share	Weighted average exercise price	Fair value at grant date	Aggregate intrinsic value
Balance, December 31, 2010	0	-	-	-	-

Granted	775,000	$1.25	$1.25	$49,629	-

Cancelled	-	-	-	-	-

Exercised (Cashless)	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	-	-	-	-	-

Balance, December 31, 2011	775,000	$1.25	$1.25	$19,266	-

Earned and exercisable, December 31, 2011	775,000	$1.25	$1.25	$19,266	-

Unvested, December 31, 2011	-	-	-	-	-

The following table summarizes information concerning outstanding and exercisable warrants as of December 31, 2011:

	Warrants Outstanding			Warrants Exercisable
Range of exercise prices	Number outstanding	Average remaining life (in years)	Weighted average exercise price	Number outstanding	Average remaining life (in years)	Weighted average exercise price

$1.25	775,000	2.49	$1.25	775,000	2.49	$1.25

$1.25	775,000	2.49	$1.25	775,000	2.49	$1.25

BONANZA GOLD CORP.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

NOTE 9 – INCOME TAXES

For the year ended December 31, 2011, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $392,000 at December 31, 2011, and will expire beginning in the year 2026.

The provision for Federal income tax consists of the following at December 31, 2011 and 2010:

Federal income tax (expense) benefit attributable to:	2010	2009
Current operations	$ (266,670)	$ 375,250
Less: valuation allowance	266,670	(375,250)
Net provision for Federal income taxes	$ 0	$ 0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows at December 31, 2011 and 2010:

	2011	2010
Deferred tax asset attributable to:
Net operating loss carryover	$ 133,400	$ 400,070
Valuation allowance	(133,400)	(400,070)
Net deferred tax asset	$ 0	$ 0

NOTE 10 – RELATED PARTY TRANSACTIONS

A shareholder and former officer had provided loans to the Company to fund operations.  The loans were unsecured, non-interest bearing and due on demand.

On November 23, 2011, the shareholder and former officer of the Company forgave $152,768 of their advances to the Company which was recorded as contributed capital in accordance with ASC 470-10.

NOTE 11 – OTHER INCOME (EXPENSE)

Other income (expense) of $999,918 for the year ended December 31, 2011 consisted of a gain on the disposal of mineral properties of $1,000,010 (see note 5) and interest expense of $92.

BONANZA GOLD CORP.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 12 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred losses of $392,357 since its inception, has not yet produced revenues from operations, and has a working capital deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 13 – SUBSEQUENT EVENTS

On February 6, 2012, the Company issued to one investor 300,000 Units (each unit being comprised of one share of the Company’s common stock and a warrant exercisable over a three year period for 300,000 shares of common stock at an exercise price of $1.25 per share).  The Units were sold at a price of $.20 per Unit for an aggregate of $60,000.

On February 28, 2012, the Company executed a Property Purchase Agreement (the “Agreement”) for the acquisition of certain property from Century Copper LLC (the “Seller”) pursuant to which the Company acquired a 100% interest in 1 patented mining claim and 26 lode mining claims located in Pinal County, State of Arizona (the “Assets”). The Company acquired the Assets from the Seller in exchange for $2,000,000 and 1,000,000 of its post-split common stock (the Shares”), which will be issued to the Seller as follows: i) 250,000 of its shares are to be issued within 4 months of closing of the definitive agreement, ii) 250,000 of its shares are to be issued within 8 months of the closing of the definitive agreement, iii) 250,000 of its shares are to be issued within 12 months of the closing of the definitive agreement, and iv) 250,000 of its shares are to be issued within 18 months of the closing of the definitive agreement. In addition, the Seller will retain; i) a 5% Net Smelter Returns Royalty on the 26 mining claims included in the property, ii) a 2% Net Smelter Returns Royalty on the gross mineral production patented mining claim.  Furthermore the buyer will provide a work commitment for the property of $1,000,000 over 5 years and the buyer will grant the Seller “earn-in” shares tied to mineral deposit discoveries over the 5 year work commitment period.  The shares will be issued under this feature would require an additional 1,000,000 post-split shares of the public company upon discovery of a 25 million ton copper deposit on said property.

On March 5, 2012, the Company issued to one investor 2,500,000 Units (each unit being comprised of one share of the Company’s common stock and a warrant exercisable over a three year period for 2,500,000 shares of common stock at an exercise price of $1.25 per share).  The Units were sold at a price of $.10 per Unit for an aggregate of $250,000.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2011 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the items discussed above.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on the assessment, management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting is ineffective based on those criteria.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Below is certain information regarding our directors and executive officers as of April 10, 2012:

Name

Age

Position

Craig Russell

27

Chairman, President, Chief Executive Officer and Chief Financial Officer

Craig Russell.  Mr. Russell, age 27, was appointed President and Chief Executive Officer of the Company on October 11, 2011.  Prior thereto, since July 2010, he had been acting as a consultant to the Company.  From September 2008 through July 2010, Mr. Russell worked in the ecommerce industry at Quidco as a business development analyst tasked with analyzing and developing new business processes. Prior thereto, from July 2006 through September 2008, Mr. Russell worked for John Lewis as a project coordinator. Mr. Russell holds a degree in Economics along with training in Mineral Project and Finance appraisal from University College London.

Mr. Russell’s training in mineral project and finance appraisal make him a desirable director.  He has valuable knowledge about our industry.

Employees

At December 31, 2011 we had one full-time employee.

Directors’ Term of Office

Directors will hold office until the next annual meeting of stockholders and the election and qualification of their successors.  Officers are elected annually by our board of directors and serve at the discretion of the board of directors.

Director Independence

Our director, Craig Russell, is not independent because of his position as an executive officer of the Company.

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

Based solely on a review of the copies of such forms that were received by the Company, or written representations from certain reporting persons that no Form 5s were required for those persons, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company’s fiscal year ended December 31, 2011.

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

We will provide any person, without charge, upon written or oral request made to our corporate headquarters, a copy of our Code of Ethics.

ITEM 11.  EXECUTIVE COMPENSATION

There was compensation paid to our Chief Executive Officer and our other executive officers (“Named Executive Officers”) for services rendered of $45,500 and $-0-during the years ended December 31, 2011 and 2010.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Craig Russell (1) President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director	2011 2010	$45,500 $0	0 0	0 0	0 0	0 0	0 0	0 0	$45,500 $0

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

Employment Agreements

None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock and warrants to purchase shares of our common stock as of April 10, 2012 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent of the outstanding shares of our common stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. The principal address of each of the stockholders listed below is c/o Columbia Tower, 701 Fifth Avenue, Office 4263,

Seattle, WA, 98104-5119.  We believe that all persons named in the table have sole voting and investment power with respect to shares beneficially owned by them. All share ownership figures include shares issuable upon exercise of options or warrants exercisable within 60 days of April 10, 2012, which are deemed outstanding and beneficially owned by such person for purposes of computing his or her percentage ownership, but not for purposes of computing the percentage ownership of any other person.  Such amounts include the 50,000 shares that were to be issued in connection with our acquisitions, but have not yet been issued.

All references to the number of shares and per share amounts have been retroactively restated to reflect a 150 for 1 reverse stock split of all the outstanding common stock of the Company, which was effective in March 2011.

Principal Stockholders Table

Name of Owner	Shares Owned		Percentage of Shares Outstanding
Craig Russell	200,000		3.87%
Lynn Harrison	860,000		16.62%
Martello Nominees Limited Acct	150,000		2.90%
Rare Earth Minerals International Ltd.	6,850,000	(1)	79.21%
All officers and directors as a group (1 person)	200,000		3.87%

(1) Includes3,425,000 are shares of common stock and 3,425,000 are shares of common stock underlying currently exercisable warrants

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended December 31, 2010 and December 31, 2011 we received advances from a shareholder of $5,245 and $-0-, respectively.  The advances were unsecured, non-interest bearing and have no fixed term of payment.  During the year ended December 31, 2010 and 2011we also received advances to fund operations from our Chief Executive Officer and principal  shareholder in the amount of $95,945.  The advances were unsecured, non-interest bearing and due on demand and were forgiven and contributed to capital.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Silberstein Ungar, PLLC serves as our independent registered public accounting firm.

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES AND SERVICES

Aggregate fees including expenses billed to us for the years ended December 31, 2011 and 2010, for processional services performed by Silberstein Ungar, PLLC-were as follows:

	2011	2010
Audit Fees and Expenses	$15,100	9,500
Audit-Related Fees
Tax Fees
All Other Fees		2,250
Total	$15,100	11,750

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)

The following financial statements are included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2010:

1.	Report of Independent Registered Public Accounting Firm

2.	Balance Sheets as of December 31, 2011 and 2010
3.	Statements of Operations for the years ended December 31, 2011 and 2010 and for the period from August 7, 2006 (inception) to December 31, 2011

4.	Statement of Changes in Stockholders’ Equity (Deficit) as of December 31, 2011

5.	Statements of Cash Flows for the years ended December 31, 2011 and 2010 and for the period from August 7, 2006 (inception) to December 31, 2011
6.	Notes to the Financial Statements

(a)(2)

All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.

(a)(3)

The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1

Certificate of Incorporation of Cold Gin Corporation, as amended (incorporated herein by reference from the Company’s Exhibit to its Information Statement on Schedule 14C filed on December 3, 2010)

3.2

Articles of Incorporation of Bonanza Gold Corp., as amended (incorporated herein by reference from the Company’s Exhibit to its Information Statement on Schedule 14C filed on December 3, 2010)

3.3

Articles of Merger (incorporated herein by reference from the Company’s Exhibit to its Information Statement on Schedule 14C filed on December 3, 2010)

3.4

Certificate of Merger (incorporated herein by reference from the Company’s Exhibit to its Information Statement on Schedule 14C filed on December 3, 2010)

3.5

By-Laws of Bonanza Gold Corp.  (incorporated herein by reference from the Company’s Exhibit to its Information Statement on Schedule 14C filed on December 3, 2010)

3.5

Certificate of Amendment to the Articles of Incorporation of Bonanza Gold Corp. (incorporated herein by reference from the Company’s Exhibit to its Information Statement on Schedule 14C filed on February 9, 2011)

10.1

Asset Purchase Agreement, dated December 10, 2010, by and between Precious Metals Exploration, Ltd. and Cold Gin Corporation (incorporated herein by reference from the Company’s Exhibit 10.1 to its Current Report on Form 8-K filed on December 14, 2010)

10.2

Asset Purchase Agreement, dated December 10, 2010, by and between Precious Metals Exploration, Ltd. and Cold Gin Corporation (incorporated herein by reference from the Company’s Exhibit 10.2 to its Current Report on Form 8-K filed on December 14, 2010)

10.3

Promissory Note in the amount of One Million Dollars ($1,000,000), dated December 14, 2010, payable to Precious Metals Exploration, Ltd. (incorporated herein by referenced from the Company’s Exhibit 10.3 to its Current Report on Form 8-K filed on December 14, 2010)

10.4

Agreement and Plan of Reincorporation, dated as of December 27, 2010, by and between Cold Gin Corporation and Bonanza Gold Corp. (incorporated by reference from the Company’s Exhibit 10.4 to its Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 31, 2011)

10.5

Asset Purchase Agreement dated April 30, 2011 by and between Independent Resources Inc and Bonanza Gold Corp (incorporated by reference from the Company’s Exhibit 10.1 to its Current Report on Form 8-K filed on May 5, 2011)

10.6

Termination Agreement dated May 19, 2011 by and between Precious Metals Exploration, Ltd and Bonanza Gold Corp. (incorporated by reference from the Company’s Exhibit 10.2 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed on May 23, 2011)

10.7

Assignment and Assumption Agreement dated May 19, 2011 by and between Precious Metals Exploration, Ltd and Bonanza Gold Corp. (incorporated by reference from the Company’s Exhibit 10.3 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed on  May 23, 2011)

10.8

Asset Purchase Agreement dated June 27, 2011 by and between United Copper Holdings Ltd and Bonanza Gold Corp (incorporated by reference from the Company’s Exhibit 10.1 to its Current Report on Form 8-K filed on July 5, 2011)

10.9

Property Purchase agreement dated as of February 28, 2012 by and between Century Cooper, LLC (1)

14.1

Code of Ethics (incorporated by reference from the Company’s Exhibit 14.1 to its Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 31, 2011)

31.1

Certification pursuant to Rule 13a-14(a)/15d-14(a) (1)

31.2

Certification pursuant to Rule 13a-14(a)/15d-14(a) (1)

32.1

Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 (1)

(1) Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

BONANZA GOLD CORP.
Date: April 16, 2012	By: /s/ Craig Russell
Craig Russell
Chairman, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)