Form 10-Q
period 2012-03-31
BONANZA GOLD CORP.
filed 2012-05-15
CIK 1425289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of May 15, 2012, the registrant had 5,173,005 shares of common stock outstanding.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

BONANZA GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

Balance Sheets as of March 31, 2012 (Unaudited) and December 31, 2011(Unaudited)	F-2

Statements of Operations for the Three Months Ended
March 31, 2012 and 2011, and Inception (August 7, 2006 ) to March 31, 2012 (Unaudited)	F-3

Statement of Stockholders’ Equity for the Period
from Inception Through March 31, 2012 (Unaudited)	F-4

Statements of Cash Flows for the Three Months Ended
March 31, 2012 and 2011 and Inception (August 7, 2006) to March 31, 2012 (Unaudited)	F-4

Notes to Financial Statements	F-7

BONANZA GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS (unaudited)
MARCH 31, 2012 and DECEMBER 31, 2011

	March 31,	December 31,
	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$74,800	$14,367
Prepaid	300
Total current assets	75,100

Mineral Properties, net	2,022,406	18,000

Other Assets
Deposits	-	10,000

TOTAL ASSETS	$2,097,506	$42,367

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities
Accounts Payable	41,314	$25,886
Note Payable - current portion	200,000	-
Total Current Liabilities	241,314	25,886

Long-Term Liabilities
Note Payable	1,600,000	-
Total Long-term Liabilities	1,600,000	-

TOTAL LIABILITIES	1,841,314	25,886

STOCKHOLDERS' EQUITY
Common stock, par $0.001, 250,000,000 shares authorized, 2,373,005 and 1,258,000 shares issued and outstanding, respectively	5,173	2,373
Paid in capital	713,665	406,465
Deficit accumulated during the development stage	(462,646)	(392,357)
TOTAL STOCKHOLDERS' EQUITY	256,192	16,481

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,097,506	$42,367

The accompanying notes to the financial statements are an integral part of these statements.

BONANZA GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 and 2011
AND FROM THE PERIOD FROM AUGUST 7, 2006 (INCEPTION) TO MARCH 31, 2012

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Period from August 7, 2006 (Inception) to March 31, 2012

REVENUE	$-	$-	$-

OPERATING EXPENSES
Selling, general and administrative	70,289	26,398	1,462,067

NET OPERATING LOSS	(70,289)	(26,398)	(1,462,067)

OTHER EXPENSES	-	-	999,421

NET LOSS BEFORE INCOME TAXES	(70,289)	(26,398)	(462,646)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(70,289)	(26,398)	(462,646)

Weighted Average Number Of Shares Outstanding	3,215,270	1,258,000

Net Loss Per Share	$(0.02)	$(0.02)

The accompanying notes to the financial statements are an integral part of these statements.

BONANZA GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (unaudited)
FROM INCEPTION (AUGUST 7, 2006) TO MARCH 31, 2012

	Common Stock	Amount	Additional Paid in Capital	(Deficit) Accumulated During Development Stage	Stockholders’ Equity (Deficit)
Beginning balance, August 7, 2006	-	$ -	$ -	$ -	$ -
Common stock issued	850,000	850	1,000	-	1,850
Net (loss) for the period	-	-	-	(1,750)	(1,750)

Balance December 31, 2006	850,000	850	1,000	(1,750)	100
Net income (loss) for the year	-	-	-	(2,382)	(2,382)

Balance December 31, 2007	850,000	850	1,000	-	(2,282)
Shares Issued for cash	500,000	500	49,500	-	50,000
Shares issued for services	10,000	10	990	-	1,000
Net income (loss) for the year	-	-	-	(44,375)	(44,375)

Balance December 31, 2008	1,360,000	1,360	51,490	(47,564)	4,343
Net (loss) for the year	-	-	-	(24,356)	(24,356)

Balance December 31, 2009	1,360,000	1,360	51,490	(72,863)	(20,013)
Conversion of debt to contributed capital	-	-	18,560	-	18,560
Cancellation of shares	(112,000)	(112)	112	-	-
Shares issued for mineral property acquisition	5,000	5	830	-	835
Shares issued for mineral property acquisition	5,000	5	830	-	835
Stock split 1 to 50	-	187,442	(187,442)	-	-
Net loss - December 31,2010				(1,103,671)	(1,103,671)

Balance December 31, 2010	1,258,000	188,700	(115,620)	(1,176,534)	(1,103,454)
Reverse stock split 1:150	-	(187,442)	187,442	-	-
Shares issued for rounding	5	-	-	-	-
Cancellation of shares issued for mineral property acquisition	(10,000)	(10)	-	-	-
Shares issued for mineral property acquisition	100,000	100	7,900	-	8,000
Equity units inclusive one common share and one warrant issued for cash on July 8, 2011 at $0.20 per unit	150,000	150	29,850	-	30,000
Equity units inclusive one common share and one warrant issued for cash on August 16, 2011 at $0.05 per unit	200,000	200	9,800	-	10,000
Equity units inclusive one common share and one warrant issued for cash on September 6, 2011 at $0.20 per unit	125,000	125	24,875	-	25,000
Equity units inclusive one common share and one warrant issued for cash on October 27, 2011 at $0.20 per unit	250,000	250	49,750	-	50,000
Forgiveness of debt by former director	-	-	152,768	-	152,768
Equity units inclusive one common share and one warrant issued for cash on December 1, 2011 at $0.20 per unit	250,000	250	49,750	-	50,000
Shares issued for mineral property acquisition	50,000	50	9,950	-	10,000
Net income – December 31, 2011	-	-		784,177	784,177

Balances, December 31, 2011	2,373,005	2,373	406,465	(392,357)	16,481
Equity units inclusive one common share and one warrant issued for cash on February 6, 2012 at $0.20 per unit	300,000	300	59,700	-	60,000
Equity units inclusive one common share and one warrant issued for cash on March 5, 2012 at $0.10 per unit	2,500,000	2,500	247,500	-	250,000
Net loss -March 31, 2012		-	-	(70,289)	(70,289)

Balances, March 31, 2012	5,173,005	$ 5,173	$ 713,665	$ (462,646)	$ 256,192

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

BONANZA GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
AND FROM INCEPTION (AUGUST 7, 2006) TO MARCH 31, 2012

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	From inception (August 7, 2006) to March 31, 2012
Cash (used in) operating activities:
Net (loss) for the period	$(70,289)	$(26,398)	$(462,646)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Common stock issued for services	-	-	1,000
Impairment of mineral properties	-	-	1,011,670
Gain on deposal of mineral properties	-	-	(1,000,010)
Changes in Assets and Liabilities
Increase (decrease) in prepaid	(300)	-	(300)
Increase (decrease) in accounts payable	11,022	-	36,908
Increase (decrease) in accrued interest	-	-	497
Net cash (used in) operating activities	(59,567)	(26,398)	(412,881)

Cash Flows from investing Activities:
Mineral properties	(40,000)		(60,000)
Net cash (used in) Investing Activities	(40,000)	-	(60,000)

Cash Flows from Financing Activities:
Advances from directors	-	-	170,811
Proceeds from notes payable – affiliate	-	26,398	200
Payments on notes payable	(150,000)	-	(150,180)
Proceeds from sale of common stock	310,000	-	526,850
Net Cash Provided by Financing Activities	160,000	26,398	547,681

Net Increase (Decrease) in Cash and Cash Equivalents	60,433	-	74,800
Cash and Cash Equivalents - Beginning	14,367	-	-
Cash and Cash Equivalents - End	$74,800	$-	$74,800

Supplemental disclosures:
Cash paid for interest	$-	$-	$92
Cash paid for income taxes	$-	$-	$-
Supplemental Non-Cash Investing and Financing Information
Shares issued for acquisition of mineral properties	$-	$-	$29,760
Note payable issued for acquisition of mineral properties	$1,950,000	$-	$2.950,000
Conversion of related party	$-	$-	$18,560
Forgiveness of shareholder's loan	$-	$-	$152,768

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

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

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.  The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results for the full years. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited combined financial statements and the footnotes thereto for the periods ended December 31, 2011 filed in its annual report on Form 10-K. The Company is currently in the exploration stage. All activities of the Company to date relate to its organization, initial funding and share issuances.  The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to exploration stage companies. An exploration-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of March 31, 2012.

Recent Accounting Pronouncements

Bonanza does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred losses of $462,646 since its inception, has not yet produced revenues from operations, and has a working capital deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company is obligated to provide a work commitment for the assets in the amount of Eight Hundred Fifty Thousand Dollars (US $850,000) to be paid over a two year period commencing on the closing. The work commitment terms are as follows:

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

On June 30, 2011, the Company executed a Property Purchase Agreement (the “Agreement”) for the acquisition of certain property from United Copper Holdings Ltd. (the “Seller”) pursuant to which the Company acquired a 75% interest in 28 lode claims and approximately 560 acres.  The property is located in Okanogan County, State of Washington (the “Assets”). The Company acquired the Assets from the Seller in exchange for 200,000 shares of its common stock (the Shares”), which will be issued to the Seller as follows: (i) 100,000 Shares were issued upon the closing of the Agreement; (ii) 50,000 Shares to be issued within 6 months of the closing of the Agreement, due to be issued shortly; and (iii) 50,000 Shares are to be issued within 12 months of the closing of the Agreement.  In addition, the Seller will retain a 5% Net Smelter Returns Royalty on the gross mineral production.

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

On February 28, 2012, the Company executed a Property Purchase Agreement (the “Agreement”) for the acquisition of certain property from Century Copper LLC (the “Seller”) pursuant to which the Company acquired a 100% interest in 1 patented mining claim and 26 lode mining claims located in Pinal County, State of Arizona (the “Assets”). The Company acquired the Assets from the Seller for a purchase price of  $2,000,000 which will be payable as follows: (i) Fifty Thousand Dollars ($50,000) for the Zellweger Patented Claim, of which (x) Ten Thousand Dollars ($10,000) was previously paid upon execution of a letter of intent between the parties; and (y) Forty Thousand Dollars ($40,000) was payable upon execution of the agreement; and (ii) One Million Nine Hundred Fifty Thousand Dollars ($1,950,000), of which (x) One Hundred Fifty Thousand Dollars ($150,000) was payable on or before February 28, 2012; (ii) Two Hundred Thousand Dollars ($200,000) is to be paid annually thereafter commencing on February 28, 2013 until the total amount is paid or the agreement is mutually terminated.  The Company also agreed to issue  1,000,000 shares of its  common stock (the Shares”), which will be issued to the Seller as follows: i) 250,000 of its shares are to be issued within 4 months of closing of the definitive agreement, ii) 250,000 of its shares are to be issued within 8 months of the closing of the definitive agreement, iii) 250,000 of its shares are to be issued within 12 months of the closing of the definitive agreement, and iv) 250,000 of its shares are to be issued within 18 months of the closing of the definitive agreement. The remaining note payable  of $1,800,000 will be paid in the following way:  $200,000 to be paid annually starting February 28, 2013 until the remaining balance is settled in February 28, 2021 or until the agreement is mutually terminated.  The note is non-interest bearing.  In addition, the Seller will retain; i) a 5% Net Smelter Returns Royalty on the 26 mining claims included in the property, ii) a 2% Net Smelter Returns Royalty on the gross mineral production patented mining claim.  Furthermore the buyer will provide a work commitment for the property of $1,000,000 over 5 years and the buyer will grant the Seller “earn-in” shares tied to mineral deposit discoveries over the 5 year work commitment period.  The shares will be issued under this feature would require an additional 1,000,000 post-split shares of the public company upon discovery of a 25 million ton copper deposit on said property. Pursuant to the terms of the agreement, the seller will retain (i) a five percent (5%) Net Smelter Returns Royalty (“NSR”) on the Kelvin Prospect Claims and any additional lode claims located adjacent to the existing twenty-six (26) claims; and (ii) a two percent (2%) NSR on the gross mineral production from the Zellweger Patented Claim.  In addition, we agreed to provide a work commitment for the property of One Million Dollars ($1,000,000) over five (5) years and will grant the seller an additional One Million (1,000,000) shares of post-split common stock upon discovery of a twenty-five million (25,000,000) ton copper deposit on said property.

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

At March 31, 2012, we had not yet obtained sufficient funding to commence exploration on these properties, we had not yet received any revenues, and we had a working capital deficit. Our auditors had determined there was sufficient doubt about our ability to operate as a going concern.

NOTE 4 – CAPITAL STOCK

The total number of shares of capital stock which the Company shall have authority to issue is 250,000,000 common shares with a par value of

$.001. As part of the change in control, the Company cancelled 112,000 shares on July 8, 2010. Additionally, in 2010 as part of the change in control the former shareholder agreed to forgive debts outstanding to them totaling $18,560 which have been recorded as contributed capital.

The Company agreed in 2010  to issue 5,000 and 5,000 shares on a pre-split basis of common stock in connection with the two mineral property acquisitions discussed in Note 3. The shares were valued at $0.167 per share. The Company also agreed to make various payments under note obligations incurred in connection with the property acquisition, none of which were paid. Further to the execution of the termination agreement dated May 19, 2011 the above note payable is no longer due. In addition the agreed 5,000 and 5,000 shares on a pre-split basis of common stock in connection with the two mineral property acquisitions discussed in Note 3 were cancelled.

On December 27, 2010, we entered into an Agreement and Plan of Reorganization with Bonanza Gold Corp., a wholly-owned subsidiary of the Company, pursuant to which we merged with and into Bonanza Gold Corp, with Bonanza Gold Corp. being the surviving corporation.  In connection with the merger, each outstanding share of our common stock was exchanged for one hundred fifty shares of the common stock of the Nevada entity.

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

The Company had 5,173,005 shares of common stock issued and outstanding as of March 31, 2012.

Warrants issued in connection with sale of common shares

Description of warrants

(i) Warrants issued during quarterly period ended March 31, 2012

For the period ended March 31, 2012, in connection with the sale of 300,000 and 2,500,000 shares of its common stock at $0.20 and $0.10 per share respectively or $310,000 in gross proceeds to the investors, the Company issued warrants to purchase 2,800,000 shares of its common stock exercisable at $1.25 per share, such warrant  expiring three (3) years from the date of issuance.

The fair value of the warrant grant estimated on the date of grant uses the Black-Scholes Option-Pricing Model with the following assumptions:

Expected life (year)	3.00

Expected volatility	40%	*

Risk-free interest rate	0.75%

Dividend yield	0.00%

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

The Company allocated the gross proceeds of $310,000 between common stock and warrants based on their relative fair value, estimated on the date of grant, valued common stock and the warrant at $257,920 and $52,080, respectively, using the Black-Scholes Option-Pricing Model with the above assumptions.

Summary of warrant activities

The table below summarizes the Company’s non-derivative warrant activities through March 31, 2012:

	Number of warrants	Exercise price per share	Weighted average exercise price	Fair value at grant date	Aggregate intrinsic value
Balance, December 31, 2011	775,000	1.25	1.25	$19,266	-

Granted	2,800,000	$1.25	$1.25	52,080	-

Cancelled	-	-	-	-	-

Exercised (Cashless)	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	-	-	-	-	-

Balance, March 31, 2012	3,575,000	$1.25	$1.25	$71,346	-

Earned and exercisable, March 31, 2012	3,575,000	$1.25	$1.25	$71,346	-

Unvested, March 31, 2012	-	-	-	-	-

The following table summarizes information concerning outstanding and exercisable warrants as of March 31, 2012:

	Warrants Outstanding			Warrants Exercisable
Range of exercise prices	Number outstanding	Average remaining life (in years)	Weighted average exercise price	Number outstanding	Average remaining life (in years)	Weighted average exercise price

$1.25	3,575,000	2.61	$1.25	3,575,000	2.61	$1.25

NOTE 5 – COMMITMENTS AND CONTINGENCIES

An officer has provided office services without charge. There is no obligation for the officer to continue this arrangement. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The Company’s officer and director is involved in other business activities and most likely will become involved in other business activities in the future.

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

Following the terms of the acquired Asset Agreement dated February 28, 2012 the Seller in exchange for $2,000,000 and 1,000,000 of its post-split common stock (the “Shares”), which will be issued to the Seller as follows: i) 250,000 of its shares are to be issued within 4 months of closing of the definitive agreement, ii) 250,000 of its shares are to be issued within 8 months of the closing of the definitive agreement, iii) 250,000 of its shares are to be issued within 12 months of the closing of the definitive agreement, and iv) 250,000 of its shares are to be issued within 18 months of the closing of the definitive agreement. In addition, the Seller will retain; i) a 5% Net Smelter Returns Royalty on the 26 mining claims included in the property, ii) a 2% Net Smelter Returns Royalty on the gross mineral production patented mining claim.  Furthermore the buyer will provide a work commitment for the property of $1,000,000 over 5 years and the buyer will grant the Seller “earn-in” shares tied to mineral deposit discoveries over the 5-year work commitment period.  The shares will be issued under this feature would require an additional 1,000,000 post-split shares of the public company upon discovery of a 25 million ton copper deposit on said property.

NOTE 6 – INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of March 31, 2012 the Company has incurred a loss of $462,646 resulting in a net operating loss carryforward for income tax purposes.  The loss results in a deferred tax asset of approximately $157,300 at the effective statutory rate.  The deferred tax asset has been off-set by an equal valuation allowance.

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through May 10, 2012, the date the financial statements were available to be issued.  Management is not aware of any significant events that occurred subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustment or disclosure.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our consolidated financial condition and results of operations for the period January 1, 2012 through March   31, 2012 should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented elsewhere in this Report on Form 10-Q and the risk factors and the financial statements for the year ended December 31, 2011 and the other information set forth in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on April 16, 2012.   In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2012.

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

We believe that an expanded exploration and drilling program is currently our best option for increasing the value of our Company. However, we have no revenues, our stock has limited trading volume, and we believe our stock price does not reflect the true value of our Company. These factors limit our ability to obtain financing.  In December 2010, in an effort to generate revenue to continue our operations, we acquired two properties, one located in Arizona and the other in Mexico. In April 2011, we acquired an undivided interest in six mineral claims located in southwestern British Columbia. In May 2011, we assigned the property located in Arizona and the property located in Mexico back to the original owner that had sold us the properties in exchange for a termination of all of our payment obligations for such assets. In June 2011 we acquired a 75% interest in 28 lode claims and approximately 560 acres in Okanogan County, State of Washington.  In February 2012 we acquired one (1) patented mining claim (the “Zellweger Patented Claim”) and twenty-six (26) lode mining claims (the “Kelvin Prospect Claims”) in Sections 8, 9 and 17, Township 4 South, Range 13 East, G.&S.R.B.&M., Pinal County, Arizona.  While, due to the lack of capital, we have not commenced any exploitation program at this time, we have the legal and functional capability to do so, including the required exploitation permits.

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

The agreement further provides that in the event we fail to pay any installments when due under the agreement, and such breach is not timely cured after receipt of notice thereof by the seller, then we shall forfeit all rights to the assets, including a forfeiture of payments made under the agreement up to the date of forfeiture, with all such payments being retained by the seller as liquidated damages.  The seller has the right to terminate the agreement if we default in any other requirements under the agreement and have not taken reasonable steps to cure such default within sixty (60) days of receipt of notice thereof from the seller.  We have the right to terminate the agreement at any time upon prior written notice to the seller.  In the event of termination of the agreement by either party, (i) we are required to deliver to the seller within one hundred twenty (120) days, copies of all reports, maps, drill logs, assay results and any other relevant technical data compiled by us with respect to the property; (ii) remove from the property, within twelve (12) months, all facilities erected, installed or brought upon the property by us, and any facilities remaining after the expiration of such period will automatically become the property of the seller; and (iii) all payments theretofore paid by us to the seller shall be retained by the seller in consideration for entering into the agreement and for the rights conferred on us thereby.

Significant Accounting Policies

Management believes that the significant accounting policies and estimates discussed below involve the most complex management judgments due to the sensitivity of the methods and assumptions necessary in determining the related asset, liability, revenue and expense amounts. Specific risks associated with these significant accounting policies are discussed throughout this MD&A, where such policies have a material effect on reported and expected financial results. Refer to Part II. Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of our Significant Accounting Policies.

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

Results of Operations for the Three Months Ended March 31, 2012 and 2011

For the three months ended March 31, 2012 as compared to the three months March 31, 2011, total revenues were $0 and $0, respectively; and net losses were $70,289 and $26,398, respectively. The net losses were attributable to operating expenses.   The increased expenses were incurred due to directors’ salaries and increased operational activities.  We anticipate incurring further increased expenses once we begin exploration activities and will require additional funding to support our working capital needs.

Liquidity and Capital Resources

At March 31, 2012 we had cash or cash equivalents of $74,800 and had a working capital deficit of $166,214. At March 31, 2012 our assets consisted of the cash described above, prepaid transfer agent fees of $300 and mineral properties which had a net value of $2,022,406.  We issued a note payable as partial consideration for the purchase of our mineral properties in the amount of  $2,000,000. The current portion of this note is due February 2013.  We are obligated to finance a work commitment in the amount of One Million Dollars over a two-year period that commenced June 2011 as well as a five-year work commitment associated with the property purchase agreement on February 28, 2012; however, we currently do not have the funds to finance such a commitment.  In order to finance the work commitment we will need to raise additional funds.

Our net cash used in operating activities for the three months ended March 31, 2012 was $59,567 and was primarily the result of our net loss of $70,289. Our net cash used in operating activities for the three months ended March 31, 2011 was $26,398 and was the result of our net loss of $26,398.  Our cash provided by financing activities for the three months ended March 31, 2012 was $160,000 and consisted of $310,000 from the proceeds of our sale of common stock reduced by  $150,000 of payments for the note issued for the acquisition of mineral properties on February 28, 2012.  Our cash provided by financing activities for the three months ended March 31, 2011 was $26,398 and consisted of

$26,398 from a loan from our former director. Net cash used in investing activities for the three months ended March 30, 2012 was $40,000, resulting from our investment in mineral properties. There was no cash used for investing activities for the three months ended March 31, 2011.

We have recently raised funds through the sale of our securities.  Until we raise additional funds, we will be unable to commence drilling activities.  However, the actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. We have based our estimate on assumptions that may prove to be wrong. We may need to obtain additional funds sooner or in greater amounts than we currently anticipate. Potential sources of financing include strategic relationships, public or private sales of our shares or debt and other sources. We may seek to access the public or private equity markets when conditions are favorable due to our long-term capital requirements. We do not have any committed sources of financing at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all. If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted. If we are not able to obtain financing when needed, we may be unable to carry out our business plan. As a result, we may have to significantly limit our operations and our business, financial condition and results of operations would be materially harmed.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this quarterly report, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC.  The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.  As required under Exchange Act Rule 13a-15, the Company’s management, including the Chief Executive Officer who is also our Principal Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report.  Inasmuch as we only have one individual serving as our officer and employee we have determined that the Company has, per se, inadequate controls and procedures over financial reporting due to the lack of segregation of duties despite the fact that the Company has very little operating activity.   Management recognizes that its controls and procedures would be substantially improved if there was a greater segregation of the duties of Chief Executive Officer and Chief Financial Officer and as such is actively seeking to remediate this issue. Management believes that the material weakness in its controls and procedures referenced did not have an effect on our financial results.  Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures are ineffective.

Changes in Internal Control over Financial Reporting

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

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Item 5. Other Information.

On May 3, 2012, the Company engaged new auditors as our independent accountants to audit our financial statements. Our Board of Directors approved the change of accountants to Peter Messineo, CPA of Palm Harbor, Florida, and the dismissal of Silberstein Ungar, PLLC CPAs and Business Advisors. of Bingham Farms, Michigan (“SU”)on May 3, 2012.

SU’s report on the financial statements for the years ended December 31, 2011 and 2010 and for the period August 7, 2006 (date of inception) through December 31, 2011 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting, except that the report contained an explanatory paragraph stating that there was substantial doubt about the Company’s ability to continue as a going concern.

 Our Board of Directors participated in and approved the decision to change independent accountants. Through the period covered by the financial audit for the years ended December 31, 2011 and 2010 and including its review of financial statements of the quarterly periods through December 31, 2011 there have been no disagreements with SU on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of SU would have caused them to make reference thereto in their report on the financial statements. Through the interim period May 3, 2012 (the date of dismissal of the former accountant), there have been no disagreements with SU on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of SU would have caused them to make reference thereto in their report on the financial statements. SU, however, did not perform any review of the Company’s financial statements for the quarterly period ended March 31, 2012.

During the year ended December 31, 2011 and 2010 and prior to May 3, 2012 (the date of the new engagement), we did not consult with Mr. Messineo regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company’s financial statements by Mr. Messineo, in either case where written or oral advice provided by Mr. Messineo would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively). Following his engagement by the Company, the Company’s financial statements for the quarterly period ended March 31, 2012 were reviewed by Mr. Messino.

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

BONANZA GOLD CORP.

Date: May 15, 2012	By:	/s/ Craig Russell
Craig Russell
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)