Form 10-Q
period 2012-06-30
BONANZA GOLD CORP.
filed 2012-08-20
CIK 1425289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of August 20, 2012, the registrant had 5,173,005 shares of common stock outstanding.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

BONANZA GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

JUNE 30, 2012

Balance Sheets as of June 30, 2012 (Unaudited) and December 31, 2011(Audited)	F-2

Statements of Operations for the Three and Six Months Ended
June 30, 2012 and 2011, and Inception (August 7, 2006 ) to June 30, 2012 (Unaudited)	F-3

Statement of Stockholders’ Equity for the Period
from Inception Through June 30, 2012 (Unaudited)	F-4

Statements of Cash Flows for the Six Months Ended
June 30, 2012 and 2011 and Inception (August 7, 2006) to June 30, 2012 (Unaudited)	F-6

Notes to Financial Statements (Unaudited)	F-7

BONANZA GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS (unaudited)
JUNE 30, 2012 and DECEMBER 31, 2011

	June 30,	December 31,
	2012 (unaudited)	2011 (audited)
ASSETS
Current Assets
Cash and cash equivalents	$691	$14,367
Total current assets	691	14,367

Mineral Properties, net	2,022,406	18,000

Other Assets
Deposits	-	10,000

TOTAL ASSETS	$2,023,097	$42,367

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities
Accounts Payable	$47,295	$25,886
Note Payable - current portion	200,000	-
Total current liabilities	247,295	25,886

Long-Term Liabilities
Note Payable	1,600,000	-
Total long-term liabilities	1,600,000	-

TOTAL LIABILITIES	1,847,295	25,886

STOCKHOLDERS' EQUITY
Common Stock, par $0.001, 250,000,000 shares authorized, 5,173,005 and
2,373,005 shares issued and outstanding, respectively	5,173	2,373

Paid in capital	713,665	406,465
Deficit accumulated during the exploration stage	(543,036)	(392,357)

TOTAL STOCKHOLDERS' EQUITY	175,802	16,481

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,023,097	$42,367

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements

BONANZA GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS
FOR THREE AND SIX MONTHS ENDED JUNE 30, 2012 and 2011
AND FROM THE PERIOD FROM AUGUST 7, 2006 (INCEPTION) TO JUNE 30, 2012
					From inception (August 7, 2006) to June 30, 2012
	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES
Selling, general and administrative	80,401	18,734	150,688	45,132	1,542,466

NET OPERATING LOSS	(80,401)	(18,734)	(150,688)	(45,132)	(1,542,466)

OTHER INCOME	9	-	9	-	9

OTHER EXPENSES	-	-	-	-	999,421

NET LOSS BEFORE INCOME TAXES	(80,392)	(18,734)	(150,679)	(45,132)	(543,036)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(80,392)	$(18,734)	$(150,679)	$(45,132)	$(543,036)

Weighted Average Number of Shares Outstanding	5,123,000	1,249,333	4,169,260	1,249,333

Net Loss Per Share	$(0.02)	$(0.01)	$(0.04)	$(0.04)

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements

BONANZA GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From Inception (August 7, 2006) to June 30, 2012
	Common Stock	Amount	Additional Paid in Capital	(Deficit) Accumulated During Development Stage	Stockholders’ Equity (Deficit)
Beginning balance, August 7, 2006	-	$ -	$ -	$ -	$ -
Common stock issued	850,000	850	1,000	-	1,850
Net (loss) for the period	-	-	-	(1,750)	(1,750)

Balance December 31, 2006	850,000	850	1,000	(1,750)	100
Net income (loss) for the year	-	-	-	(2,382)	(2,382)

Balance December 31, 2007	850,000	850	1,000	-	(2,282)
Shares Issued for cash	500,000	500	49,500	-	50,000
Shares issued for services	10,000	10	990	-	1,000
Net income (loss) for the year	-	-	-	(44,375)	(44,375)

Balance December 31, 2008	1,360,000	1,360	51,490	(47,564)	4,343
Net (loss) for the year	-	-	-	(24,356)	(24,356)

Balance December 31, 2009	1,360,000	1,360	51,490	(72,863)	(20,013)
Conversion of debt to contributed capital	-	-	18,560	-	18,560
Cancellation of shares	(112,000)	(112)	112	-	-
Shares issued for mineral property acquisition	5,000	5	830	-	835
Shares issued for mineral property acquisition	5,000	5	830	-	835
Stock split 1 to 50	-	187,442	(187,442)	-	-
Net loss - December 31,2010				(1,103,671)	(1,103,671)

Balance December 31, 2010	1,258,000	188,700	(115,620)	(1,176,534)	(1,103,454)

Reverse stock split 1:150	-	(187,442)	187,442	-	-
Shares issued for rounding	5	-	-	-	-
Cancellation of shares issued for mineral property acquisition	(10,000)	(10)	-	-	-
Shares issued for mineral property acquisition	100,000	100	7,900	-	8,000
Equity units inclusive one common share and one warrant issued for cash on July 8, 2011 at $0.20 per unit	150,000	150	29,850	-	30,000
Equity units inclusive one common share and one warrant issued for cash on August 16, 2011 at $0.05 per unit	200,000	200	9,800	-	10,000
Equity units inclusive one common share and one warrant issued for cash on September 6, 2011 at $0.20 per unit	125,000	125	24,875	-	25,000

(continued on next page)

(continued from previous page)

Equity units inclusive one common share and one warrant issued for cash on October 27, 2011 at $0.20 per unit	250,000	250	49,750	-	50,000
Forgiveness of debt by former director	-	-	152,768	-	152,768
Equity units inclusive one common share and one warrant issued for cash on December 1, 2011 at $0.20 per unit	250,000	250	49,750	-	50,000
Shares issued for mineral property acquisition	50,000	50	9,950	-	10,000
Net income – December 31, 2011	-	-		784,177	784,177

Balances, December 31, 2011	2,373,005	2,373	406,465	(392,357)	16,481

Equity units inclusive one common share and one warrant issued for cash on February 6, 2012 at $0.20 per unit	300,000	300	59,700	-	60,000
Equity units inclusive one common share and one warrant issued for cash on March 5, 2012 at $0.10 per unit	2,500,000	2,500	247,500	-	250,000
Net loss (unaudited)		-	-	(150,679)	(150,679)

Balances, June 30, 2012	5,173,005	$ 5,173	$ 713,665	$ (543,036)	$ 175,802

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

BONANZA GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	From inception (August 7, 2006) to June 30, 2012
Cash (used in) operating activities:
Net (loss) for the period	$(150,679)	$(45,132)	$(543,036)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Common stock issued for services	-	-	1,000
Impairment of mineral properties	-	-	1,011,670
Gain on deposal of mineral properties	-	-	(1,000,010)
Changes in Assets and Liabilities
Increase (decrease) in accounts payable	17,003	(1,691)	42,889
Increase (decrease) in accrued interest	-	-	497
Net cash (used in) operating activities	(133,676)	(46,823)	(486,990)

Cash Flows from Investing Activities:
Mineral properties	(40,000)	(18,000)	(60,000)
Net cash (used in) Investing Activities	(40,000)	(18,000)	(60,000)

Cash Flows from Financing Activities:
Advances from directors	-	-	170,811
Proceeds from notes payable – shareholder	-	56,823	200
Payments on notes payable	(150,000)	-	(150,180)
Proceeds from sale of common stock	310,000	8,000	526,850
Net Cash Provided by Financing Activities	160,000	64,823	547,681

Net Increase (Decrease) in Cash and Cash Equivalents	(13,676)	-	691
Cash and Cash Equivalents - Beginning	14,367	-	-
Cash and Cash Equivalents - End	$691	$-	$691

Supplemental disclosures:
Cash paid for interest	$-	$-	$92
Cash paid for income taxes	$-	$-	$-
Supplemental Non-Cash Investing and Financing Information
Shares issued for acquisition of mineral properties	$-	$-	$29,760
Note payable issued for acquisition of mineral properties	$1,950,000	$-	$2.950,000
Conversion of related party	$-	$-	$18,560
Forgiveness of shareholder's loan	$-	$-	$152,768

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

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.  The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2012 are not necessarily indicative of the results for the full years. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited combined financial statements and the footnotes thereto for the periods ended December 31, 2011 filed in its annual report on Form 10-K. The Company is currently in the exploration stage. All activities of the Company to date relate to its organization, initial funding and share issuances.  The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to exploration stage companies. An exploration-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are 5,123,000 such common stock equivalents outstanding as of June 30, 2012.

Recent Accounting Pronouncements

Bonanza does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred losses of $543,036 since its inception, has not yet produced revenues from operations, and has a working capital deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

On February 28, 2012, the Company executed a Property Purchase Agreement (the “Agreement”) for the acquisition of certain property from Century Copper LLC (the “Seller”) pursuant to which the Company acquired a 100% interest in 1 patented mining claim and 26 lode mining claims located in Pinal County, State of Arizona (the “Assets”). The Company acquired the Assets from the Seller for a purchase price of  $2,000,000 which will be payable as follows: (i) Fifty Thousand Dollars ($50,000) for the Zellweger Patented Claim, of which (x) Ten Thousand Dollars ($10,000) was previously paid upon execution of a letter of intent between the parties; and (y) Forty Thousand Dollars ($40,000) was paid upon execution of the agreement; and (ii) One Million Nine Hundred Fifty Thousand Dollars ($1,950,000) is payable over a ten year period, of which (x) One Hundred Fifty Thousand Dollars ($150,000) was paid on or before February 28, 2012; and (ii) Two Hundred Thousand Dollars ($200,000) is to be paid annually thereafter commencing on February 28, 2013 until the total amount is paid or the agreement is mutually terminated.  The note is non-interest bearing.  The Company also agreed to issue  1,000,000 shares of its  common stock (the Shares”), which will be issued to the Seller as follows: i) 250,000 of its shares are to be issued within 4 months of closing of the definitive agreement, ii) 250,000 of its shares are to be issued within 8 months of the closing of the definitive agreement, iii) 250,000 of its shares are to be issued within 12 months of the closing of the definitive agreement, and iv) 250,000 of its shares are to be issued within 18 months of the closing of the definitive agreement.  None of the shares have yet to be issued.  In addition, the Seller will retain; i) a 5% Net Smelter Returns Royalty on the 26 mining claims included in the property, ii) a 2% Net Smelter Returns Royalty on the gross mineral production patented mining claim.  In addition, we agreed to provide a work commitment for the property of One Million Dollars ($1,000,000) over five (5) years and will grant the seller an additional One Million (1,000,000) shares of post-split common stock upon discovery of a twenty-five million (25,000,000) ton copper deposit on said property.

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

At June 30, 2012, we had not yet obtained sufficient funding to commence exploration on these properties, we had not yet received any revenues, and we had a working capital deficit. Our auditors had determined there was sufficient doubt about our ability to operate as a going concern.

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

The Company had 5,173,005 and 2,373,005 shares of common stock issued and outstanding , as of June 30, 2012 (unaudited) and December 31, 2011 (audited).

Warrants issued in connection with sale of common shares

Description of warrants

(i) Warrants issued

For the period ended March 31, 2012, in connection with the sale of 300,000 and 2,500,000 shares of its common stock at $0.20 and $0.10 per share respectively or $310,000 in gross proceeds to the investors, the Company issued warrants to purchase 2,800,000 shares of its common stock exercisable at $1.25 per share, such warrants expiring three (3) years from the date of issuance.

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

Summary of warrant activities

The table below summarizes the Company’s non-derivative warrant activities through June 30, 2012:

	Number of warrants	Exercise price per share	Weighted average exercise price	Fair value at grant date	Aggregate intrinsic value
Balance, December 31, 2011	775,000	$1.25	$1.25	$19,266	-

Granted	2,800,000	$1.25	$1.25	52,080	-

Cancelled	-	-	-	-	-

Exercised (Cashless)	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	-	-	-	-	-

Balance, June 30, 2012	3,575,000	$1.25	$1.25	$71,346	-

Earned and exercisable, June 30, 2012	3,575,000	$1.25	$1.25	$71,346	-

Unvested, June 30, 2012	-	-	-	-	-

The following table summarizes information concerning outstanding and exercisable warrants as of June 30, 2012:

	Warrants Outstanding			Warrants Exercisable
Range of exercise prices	Number outstanding	Average remaining life (in years)	Weighted average exercise price	Number outstanding	Average remaining life (in years)	Weighted average exercise price

$1.25	3,575,000	2.36	$1.25	3,575,000	2.36	$1.25

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

NOTE 6 – INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of June 30, 2012 the Company has incurred a loss of $543,036 resulting in a net operating loss carry forward for income tax purposes.  The loss results in a deferred tax asset of approximately $184,632 at the effective statutory rate.  The deferred tax asset has been off-set by an equal valuation allowance.

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through August 20, 2012, the date the financial statements were available to be issued.  Management is not aware of any significant events that occurred subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustment or disclosure.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our consolidated financial condition and results of operations for the period January 1, 2012 through June 30, 2012 should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented elsewhere in this Report on Form 10-Q and the risk factors and the financial statements for the year ended December 31, 2011 and the other information set forth in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on April 16, 2012.   In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2012.

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

There are no recent developments.

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

Results of Operations for the Three and Six Months Ended June 30, 2012 and 2011

For the three months ended June 30, 2012 as compared to the three months June 30, 2011, total revenues were $0 and $0, respectively; and net losses were $80,392 and $18,734, respectively. For the six months ended June 30, 2012 as compared to the six months June 30, 2011, total revenues were $0 and $0, respectively; and net losses were $150,679 and $45,132, respectively. The net losses were attributable to operating expenses.   The increased expenses were incurred due to increased legal and audit fees incurred in connection with mining properties and other expenses associated with regulation compliance.  We anticipate incurring further increased expenses once we begin exploration activities and will require additional funding to support our working capital needs.

Liquidity and Capital Resources

At June 30, 2012 we had cash or cash equivalents of $691 and had a working capital deficit of $246,604. At June 30, 2012 our assets consisted of the cash described above and mineral properties which had a net value of $2,022,406.  We issued a note payable as partial consideration for the purchase of our mineral properties in the amount of $2,000,000, of which $190,000 was paid during the six months ended June 30, 2012  from proceeds of our financings. The current portion of this note is due February 2013.  We are obligated to finance a work commitment in the amount of One Million Dollars over a two-year period that commenced June 2011 as well as a five-year work commitment associated with the property purchase agreement on February 28, 2012; however, we currently do not have the funds to finance such a commitment.  In order to finance the work commitment we will need to raise additional funds.

Our net cash used in operating activities for the six months ended June 30, 2012 was $133,676 and was primarily the result of our net loss of $150,679. Our net cash used in operating activities for the six months ended June 30, 2011 was $46,823 and was the result of our net loss of $45,132.  Our cash provided by financing activities for the six months ended June 30, 2012 was $160,000 and consisted of $310,000 from the proceeds of our sale of common stock offset by $150,000 of payments for the note issued for the acquisition of mineral properties on February 28, 2012.  Our cash provided by financing activities for the six months ended June 30, 2011 was $64,823 and consisted of $56,823 from a loan from our former director and $8,000 from the sale of common stock. Net cash used in investing activities for the six months ended June 30, 2012 was $40,000, resulting from our investment in mineral properties. Net cash used in investing activities for the six months ended June 30, 2011 was $18,000, resulting from our investment in mineral properties months.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

None

Item 5. Other Information.

None

Item 6. Exhibits.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) (1)

32.1	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 (1)

(1) Filed herewith.

101	Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2012 furnished in XBRL). (1)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BONANZA GOLD CORP.

Date: August 20, 2012	By:	/s/ Craig Russell
Craig Russell
President and Chief Executive Officer
(Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)