Form 10-Q
period 2012-09-30
BONANZA GOLD CORP.
filed 2012-11-08
CIK 1425289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of November 8, 2012, the registrant had 5,923,005 shares of common stock outstanding.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

BONANZA GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011(Audited)	F-2

Statements of Operations for the Three and Nine Months Ended
September 30, 2012 and 2011, and Inception (August 7, 2006 ) to September 30, 2012 (Unaudited)	F-3

Statement of Stockholders’ Equity for the Period
from Inception Through September 30, 2012 (Unaudited)	F-4

Statements of Cash Flows for the Nine Months Ended
September 30, 2012 and 2011 and Inception (August 7, 2006) to September 30, 2012 (Unaudited)	F-5

Notes to Financial Statements (Unaudited)	F-6

BONANZA GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS (unaudited)
SEPTEMBER 30, 2012 and DECEMBER 31, 2011

	September 30,	December 31,
	2012	2011
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$30,233	$14,367
Prepaid expenses	512	-
Total current assets	30,745	14,367

Equipment, net	2,847	-

Mineral Properties, net	2,029,686	18,000

Other Assets
Deposits	-	10,000

TOTAL ASSETS	$2,063,278	$42,367
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities
Accounts Payable	$21,847	$25,886
Note Payable - current portion	200,000	-
Total current liabilities	221,847	25,886

Long-Term Liabilities
Note Payable	1,600,000	-
Total long-term liabilities	1,600,000	-

TOTAL LIABILITIES	1,821,847	25,886

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common Stock, par $0.001, 250,000,000 shares authorized, 5,923,005 and
2,373,005 shares issued and outstanding, respectively	5,923	2,373

Paid in capital	862,915	406,465
Deficit accumulated during the development stage	(627,407)	(392,357)

TOTAL STOCKHOLDERS' EQUITY	241,431	16,481

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,063,278	$42,367

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements

BONANZA GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS
FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 and 2011
AND FROM THE PERIOD FROM AUGUST 7, 2006 (INCEPTION) TO SEPTEMBER 30, 2012

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	From inception (August 7, 2006) to September 30, 2012

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES
Selling, general and administrative	84,123	58,219	234,812	103,351	1,626,589

NET OPERATING LOSS	(84,123)	(58,219)	(234,812)	(103,351)	(1,626,589)

OTHER INCOME	-	-	9	-	9

OTHER EXPENSES	(248)	-	(248)	-	999,173

NET LOSS BEFORE INCOME TAXES	(84,371)	(58,219)	(235,050)	(103,351)	(627,407)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(84,371)	$(58,219)	$(235,050)	$(103,351)	$(627,407)

Weighted Average Number of Shares Outstanding	5,387,280	1,715,383	4,610,680	1,405,503

Net Loss Per Share	$(0.02)	$(0.03)	$(0.05)	$(0.07)

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements

BONANZA GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (unaudited)
FROM INCEPTION (August 7, 2006) TO SEPTEMBER 30, 2012

	Common Stock	Amount	Additional Paid in Capital	(Deficit) Accumulated During Development Stage	Stockholders’ Equity (Deficit)
Beginning balance, August 7, 2006	-	$ -	$ -	$ -	$ -
Common stock issued	850,000	850	1,000	-	1,850
Net (loss) for the period	-	-	-	(1,750)	(1,750)

Balance December 31, 2006	850,000	850	1,000	(1,750)	100
Net income (loss) for the year	-	-	-	(2,382)	(2,382)

Balance December 31, 2007	850,000	850	1,000	-	(2,282)
Shares Issued for cash	500,000	500	49,500	-	50,000
Shares issued for services	10,000	10	990	-	1,000
Net income (loss) for the year	-	-	-	(44,375)	(44,375)

Balance December 31, 2008	1,360,000	1,360	51,490	(47,564)	4,343
Net (loss) for the year	-	-	-	(24,356)	(24,356)

Balance December 31, 2009	1,360,000	1,360	51,490	(72,863)	(20,013)
Conversion of debt to contributed capital	-	-	18,560	-	18,560
Cancellation of shares	(112,000)	(112)	112	-	-
Shares issued for mineral property acquisition	5,000	5	830	-	835
Shares issued for mineral property acquisition	5,000	5	830	-	835
Stock split 1 to 50	-	187,442	(187,442)	-	-
Net loss - December 31,2010				(1,103,671)	(1,103,671)

Balance December 31, 2010	1,258,000	188,700	(115,620)	(1,176,534)	(1,103,454)
Reverse stock split 1:150	-	(187,442)	187,442	-	-
Shares issued for rounding	5	-	-	-	-
Cancellation of shares issued for mineral property acquisition	(10,000)	(10)	-	-	-
Shares issued for mineral property acquisition	100,000	100	7,900	-	8,000
Equity units inclusive one common share and one warrant issued for cash on July 8, 2011 at $0.20 per unit	150,000	150	29,850	-	30,000
Equity units inclusive one common share and one warrant issued for cash on August 16, 2011 at $0.05 per unit	200,000	200	9,800	-	10,000
Equity units inclusive one common share and one warrant issued for cash on September 6, 2011 at $0.20 per unit	125,000	125	24,875	-	25,000
Equity units inclusive one common share and one warrant issued for cash on October 27, 2011 at $0.20 per unit	250,000	250	49,750	-	50,000
Forgiveness of debt by former director	-	-	152,768	-	152,768
Equity units inclusive one common share and one warrant issued for cash on December 1, 2011 at $0.20 per unit	250,000	250	49,750	-	50,000
Shares issued for mineral property acquisition	50,000	50	9,950	-	10,000
Net income – December 31, 2011	-	-		784,177	784,177

Balances, December 31, 2011	2,373,005	2,373	406,465	(392,357)	16,481
Equity units inclusive one common share and one warrant issued for cash on February 6, 2012 at $0.20 per unit	300,000	300	59,700	-	60,000
Equity units inclusive one common share and one warrant issued for cash on March 5, 2012 at $0.10 per unit	2,500,000	2,500	247,500	-	250,000
Equity units inclusive one common share and one warrant issued for cash on September 4, 2012 at $0.20 per unit	750,000	750	149,250	-	150,000
Net loss		-	-	(235,050)	(235,050)

Balances, September 30, 2012	5,923,005	$ 5,923	$ 862,915	$ (627,407)	$ 241,431

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

BONANZA GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
AND FROM INCEPTION (AUGUST 7, 2006) TO SEPTEMBER 30, 2012

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	From inception (August 7, 2006) to September 30, 2011
Cash (used in) operating activities:
Net (loss) for the period	$(235,050)	$(103,351)	$(627,407)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Common stock issued for services	-	100	1,000
Impairment of mineral properties	-	-	1,011,670
Gain on deposal of mineral properties	-	-	(1,000,010)
Depreciation expense	59	-	59
Changes in Assets and Liabilities
Increase (decrease) in prepaid expenses	(512)	-	(512)
Increase (decrease) in accounts payable	(8,445)	(7,509)	17,441
Increase (decrease) in accrued interest	-	-	497
Net cash (used in) operating activities	(243,948)	(110,760)	(597,262)

Cash Flows from investing Activities:
Equipment	(2,906)	-	(2,906)
Mineral properties	(47,280)	(18,100)	(67,280)
Net cash (used in) Investing Activities	(50,186)	(18,100)	(70,186)

Cash Flows from Financing Activities:
Advances from directors	-	56,823	170,811
Proceeds from notes payable – affiliate	-	-	200
Proceeds (Payments) on notes payable	(150,000)	-	(150,180)
Proceeds from sale of common stock	460,000	73,000	676,850
Net Cash Provided by Financing Activities	310,000	129,823	697,681

Net Increase (Decrease) in Cash and Cash Equivalents	15,866	963	30,233
Cash and Cash Equivalents - Beginning	14,367	-	-
Cash and Cash Equivalents - End	$30,233	$963	$30,233

Supplemental disclosures:
Cash paid for interest	$248	$-	$340
Cash paid for income taxes	$-	$-	$-
Supplemental Non-Cash Investing and Financing Information
Shares issued for acquisition of mineral properties	$-	$-	$29,760
Note payable issued for acquisition of mineral properties	$1,950,000	$-	$2.950,000
Conversion of related party	$-	$-	$18,560
Forgiveness of shareholder's loan	$-	$-	$152,768

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

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.  The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended September 30, 2012 are not necessarily indicative of the results for the full years. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited combined financial statements and the footnotes thereto for the periods ended December 31, 2011 filed in its annual report on Form 10-K. The Company is currently in the exploration stage. All activities of the Company to date relate to its organization, initial funding and share issuances.  The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to exploration stage companies. An exploration-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2012.

Recent Accounting Pronouncements

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  Management has reviewed the aforementioned recently issued rules and releases and believes their adoption  will not have a material impact on the Company's present or future financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred losses of $627,407 since its inception, has not yet produced revenues from operations, and has a working capital deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

On June 30, 2011, the Company executed a Property Purchase Agreement (the “Agreement”) for the acquisition of certain property from United Copper Holdings Ltd. (the “Seller”) pursuant to which the Company acquired a 75% interest in 28 lode claims and approximately 560 acres.  The property is located in Okanogan County, State of Washington (the “Assets”). The Company acquired the Assets from the Seller in exchange for 200,000 shares of its common stock (the Shares”), which will be issued to the Seller as follows: (i) 100,000 Shares were issued upon the closing of the Agreement; (ii) 50,000 Shares to be issued within 6 months of the closing of the Agreement, due to be issued shortly; and (iii) 50,000 Shares are to be issued within 12 months of the closing of the Agreement.  The remaining shares have yet to be issued.  In addition, the Seller will retain a 5% Net Smelter Returns Royalty on the gross mineral production.

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

On February 28, 2012, the Company executed a Property Purchase Agreement (the “Agreement”) for the acquisition of certain property from Century Copper LLC (the “Seller”) pursuant to which the Company acquired a 100% interest in 1 patented mining claim and 26 lode mining claims located in Pinal County, State of Arizona (the “Assets”). The Company acquired the Assets from the Seller for a purchase price of  $2,000,000 which will be payable as follows: (i) Fifty Thousand Dollars ($50,000) for the Zellweger Patented Claim, of which (x) Ten Thousand Dollars ($10,000) was previously paid upon execution of a letter of intent between the parties; and (y) Forty Thousand Dollars ($40,000) was paid upon execution of the agreement; and (ii) One Million Nine Hundred Fifty Thousand Dollars ($1,950,000) is payable over a ten year period, of which (x) One Hundred Fifty Thousand Dollars ($150,000) was paid prior to February 28, 2012; and (ii) Two Hundred Thousand Dollars ($200,000) is to be paid annually thereafter commencing on February 28, 2013 until the total amount is paid or the agreement is mutually terminated.  The note is non-interest bearing.  The Company also agreed to issue  1,000,000 shares of its  common stock (the Shares”), which will be issued to the Seller as follows: i) 250,000 of its shares are to be issued within 4 months of closing of the definitive agreement, ii) 250,000 of its shares are to be issued within 8 months of the closing of the definitive agreement, iii) 250,000 of its shares are to be issued within 12 months of the closing of the definitive agreement, and iv) 250,000 of its shares are to be issued within 18 months of the closing of the definitive agreement.  None of the shares have yet to be issued.  In addition, the Seller will retain; i) a 5% Net Smelter Returns Royalty on the 26 mining claims included in the property, ii) a 2% Net Smelter Returns Royalty on the gross mineral production patented mining claim.  In addition, we agreed to provide a work commitment for the property of One Million Dollars ($1,000,000) over five (5) years and will grant the seller an additional One Million (1,000,000) shares of post-split common stock upon discovery of a twenty-five million (25,000,000) ton copper deposit on said property.

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

At September 30, 2012, we had not yet obtained sufficient funding to commence exploration on these properties, we had not yet received any revenues, and we had a working capital deficit. Our auditors had determined there was sufficient doubt about our ability to operate as a going concern.

NOTE 4 – CAPITAL STOCK

The total number of shares of capital stock which the Company has authority to issue is 250,000,000 common shares with a par value of $.001. As part of the change in control, the Company cancelled 112,000 shares on July 8, 2010. Additionally, in 2010 as part of the change in control the former shareholder agreed to forgive debts outstanding to them totaling $18,560 which have been recorded as contributed capital.

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

On July 8, 2011, the Company issued to one investor 150,000 Units (each unit being comprised of one share of the Company’s common stock and a warrant exercisable over a three year period for 150,000 shares of common stock at an exercise price of $1.25 per share).  The Units were sold at a price of $0.20 per Unit for an aggregate of $30,000.

On August 16, 2011 the Company issued a total of 200,000 shares of common stock to one director for cash in the amount of $0.05 per share for a total of $10,000.

On September 6, 2011, the Company issued to one investor 125,000 Units (each unit being comprised of one share of the Company’s common stock and a warrant exercisable over a three year period for 125,000 shares of common stock at an exercise price of $1.25 per share).  The Units were sold at a price of $0.20 per Unit for an aggregate of $25,000.

On October 27, 2011, the Company issued to one investor 250,000 Units (each unit being comprised of one share of the Company’s common stock and a warrant exercisable over a three year period for 250,000 shares of common stock at an exercise price of $1.25 per share).  The Units were sold at a price of $0.20 per Unit for an aggregate of $50,000.

On November 23, 2011, a stockholder and former officer of the Company forgave $152,768 of their advances to the Company and contributed the same amount to capital.

On December 1, 2011, the Company issued to one investor 250,000 Units (each unit being comprised of one share of the Company’s common stock and a warrant exercisable over a three year period for 250,000 shares of common stock at an exercise price of $1.25 per share).  The Units were sold at a price of $0.20 per Unit for an aggregate of $50,000.

On February 6, 2012, the Company issued to one investor 300,000 Units (each unit being comprised of one share of the Company’s common stock and a warrant exercisable over a three year period for 300,000 shares of common stock at an exercise price of $1.25 per share).  The Units were sold at a price of $0.20 per Unit for an aggregate of $60,000.

On March 5, 2012, the Company issued to one investor 2,500,000 Units (each unit being comprised of one share of the Company’s common stock and a warrant exercisable over a three year period for 2,500,000 shares of common stock at an exercise price of $1.25 per share).  The Units were sold at a price of $0.10 per Unit for an aggregate of $250,000.

On September 4, 2012, the Company issued to one investor 750,000 Units (each unit being comprised of one share of the Company’s common stock and a warrant exercisable over a three year period for 750,000 shares of common stock at an exercise price of $1.25 per share).  The Units were sold at a price of $0.20 per Unit for an aggregate of $150,000.

The Company had 5,923,005 and 2,373,005 shares of common stock issued and outstanding, as of September 30, 2012 (unaudited) and December 31, 2011 (audited).

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

The fair value of the warrant grant estimated on the date of grant uses the Black-Scholes Option-Pricing Model with the following assumptions:

ExpExpected life (year)	3.00

ExpExpected volatility	40%	*

RiskRisk-free interest rate	0.75%

DiviDividend yield	0.00%

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

(ii) Warrants issued on September 4, 2012

On September 4, 2012, in connection with the sale of 750,000 shares of its common stock at $0.20 per share  or $150,000 in gross proceeds to the investor, the Company issued warrants to purchase 750,000 shares of its common stock exercisable at $1.25 per share, such warrant  expiring three (3) years from the date of issuance.

The fair value of the warrant grant estimated on the date of grant uses the Black-Scholes Option-Pricing Model with the following assumptions:

ExpExpected life (year)	3.00

ExpExpected volatility	35%	*

Risk-free interest rate	0.31%

Dividend yield	0.00%

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

The Company allocated the gross proceeds of $150,000 between common stock and warrants based on their relative fair value, estimated on the date of grant, valued common stock and the warrant at $115,230 and $34,770, respectively, using the Black-Scholes Option-Pricing Model with the above assumptions.

Summary of warrant activities

The table below summarizes the Company’s non-derivative warrant activities through September 30, 2012:

	Number of warrants	Exercise price per share	Weighted average exercise price	Fair value at grant date	Aggregate intrinsic value
Balance, December 31, 2011	775,000	1.25	1.25	$19,266	-

Granted	3,550,000	$1.25	$1.25	86,850	-

Cancelled	-	-	-	-	-

Exercised (Cashless)	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	-	-	-	-	-

Balance, September 30, 2012	4,325,000	$1.25	$1.25	$106,116	-

Earned and exercisable, September 30, 2012	4,325,000	$1.25	$1.25	$106,116	-

Unvested, September 30, 2012	-	-	-	-	-

The following table summarizes information concerning outstanding and exercisable warrants as of September 30, 2012:

	Warrants Outstanding			Warrants Exercisable
Range of exercise prices	Number outstanding	Average remaining life (in years)	Weighted average exercise price	Number outstanding	Average remaining life (in years)	Weighted average exercise price

$1.25	4,325,000	2.23	$1.25	4,325,000	2.23	$1.25

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

Pursuant to the terms of the Agreement dated February 28, 2012 to purchase a property located in Pinal County, State of Arizona, the Company agreed to provide a work commitment (the “Work Commitment”) for the Assets of $1,000,000 over a 5-year period. The Company also agreed to grant to the Seller an additional One Million (1,000,000) post-split Shares upon discovery of a twenty five million (25,000,000) ton copper deposit on said property.

NOTE 6 – INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of September 30, 2012 the Company has incurred a loss of $627,407 resulting in a net operating loss carryforward for income tax purposes.  The loss results in a deferred tax asset of approximately $213,000 at the effective statutory rate.  The deferred tax asset has been off-set by an equal valuation allowance.

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through November 8, 2012, the date the financial statements were available to be issued.  Management is not aware of any significant events that occurred subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustment or disclosure.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our consolidated financial condition and results of operations for the period January 1, 2012 through September 30, 2012 should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented elsewhere in this Report on Form 10-Q and the risk factors and the financial statements for the year ended December 31, 2011 and the other information set forth in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on April 16, 2012.   In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2012.

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

The Company’s management has experience in the field of mineral exploration and intends to continue to invest resources into our exploration and drilling program, and intends to extend the campaign over the next several years. We are a gold and metals exploration company.  Depending upon our ability to obtain sufficient funding, we may also acquire additional properties for exploration. In addition, assuming sufficient funding, we plan to engage an internationally recognized mining and geological consultancy firm to assist us in our drilling efforts.

We believe that an expanded exploration and drilling program is currently our best option for increasing the value of our Company. However, we have no revenues, our stock has limited trading volume, and we believe our stock price does not reflect the true value of our Company. These factors limit our ability to obtain financing and our ability to commence exploration activities.  In December 2010, in an effort to generate revenue to continue our operations, we acquired two properties, one located in Arizona and the other in Mexico. In April 2011, we acquired an undivided interest in six mineral claims located in southwestern British Columbia. In May 2011, we assigned the property located in Arizona and the property located in Mexico back to the original owner that had sold us the properties in exchange for a termination of all of our payment obligations for such assets. In June 2011 we acquired a 75% interest in 28 lode claims and approximately 560 acres in Okanogan County, State of Washington.  In February 2012 we acquired one (1) patented mining claim (the “Zellweger Patented Claim”) and twenty-six (26) lode mining claims (the “Kelvin Prospect Claims”) in Sections 8, 9 and 17, Township 4 South, Range 13 East, G.&S.R.B.&M., Pinal County, Arizona.  The acquisition agreements require certain future payments to be made by us, the cash payments of which have been made; however, we have not issued all shares of stock due under the terms of the acquisition agreements and the seller could take legal action against us for failure to make such payments.  While due to a lack of capital we have not commenced any exploitation program at this time, we have the legal and functional capability to do so, including the required exploitation permits.

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

1

Off Balance Sheet Arrangements

There are no off balance sheet arrangements.

Results of Operations for the Three and Nine Months Ended September 30, 2012 and 2011

For the nine months ended September 30, 2012 as compared to the nine months September 30, 2011, total revenues were $0 and $0, respectively; and net losses were $235,050 and $103,351, respectively. For the three months ended September 30, 2012 as compared to the three months September 30, 2011, total revenues were $0 and $0, respectively; and net losses were $84,371 and $58,219, respectively. The net losses were attributable to operating expenses.   The increased expenses were incurred due to increased legal and audit fees incurred in connection with the addition of new mining properties and other expenses associated with regulatory compliance.   We anticipate incurring further increased expenses once we begin exploration activities and will require additional funding to support our working capital needs.

Liquidity and Capital Resources

At September 30, 2012 we had cash or cash equivalents of $30,233 and had a working capital deficit of $191,102. At September 30, 2012 our assets consisted of the cash described above, prepaid expenses of $512, IT equipment of $2,847 and mineral properties which had a net value of $2,029,686.  We issued a note payable as partial consideration for the purchase of our mineral properties in the amount of $2,000,000. The current portion of this note is due February 2013.  We are obligated to finance a work commitment in the amount of One Million Dollars over a two-year period that commenced June 2011 as well as a five-year work commitment associated with the property purchase agreement on February 28, 2012; however, we currently do not have the funds to finance such a commitment.  In order to finance the work commitment we will need to raise additional funds.

Our net cash used in operating activities for the nine months ended September 30, 2012 was $243,948 and was primarily the result of our net loss of $235,050. Our net cash used in operating activities for the nine months ended September 30, 2011 was $110,760  and was the result of our net loss of $103,351.  Net cash used in investing activities for the nine months ended September 30, 2012 was $50,186, resulting from our investment in mineral properties and the purchase of IT equipment in the amount of $2,906. Net cash used in investing activities for the nine months ended September 30, 2011 was $18,000, resulting from our investment in mineral properties.  Our cash provided by financing activities for the nine months ended September 30, 2012 was $310,000 and consisted of $460,000 from the proceeds of our sale of common stock reduced by $150,000 of payments for the note issued for the acquisition of mineral properties on February 28, 2012.  Our cash provided by financing activities for the nine months ended September 30, 2011 was $129,823 and consisted of $56,823 from a loan from our former director and $73,000 from the proceeds of a note issued to shareholders.

We have recently raised funds through the sale of our securities. During the period ended March 31, 2012, we raised $310,000 in gross proceeds from the sale of our securities to investors.  During the three months ended September 30, 2012, we raised $150,000 in gross proceeds from the sale of our securities to investors.  However, we currently do not have enough funds to implement our business plan.   Until we raise additional funds, we will be unable to commence drilling activities.  However, the actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. We have based our estimate on assumptions that may prove to be wrong. We may need to obtain additional funds sooner or in greater amounts than we currently anticipate. Potential sources of financing include strategic relationships, public or private sales of our shares or debt and other sources. We may seek to access the public or private equity markets when conditions are favorable due to our long-term capital requirements. We do not have any committed sources of financing at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all. If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted. If we are not able to obtain financing when needed, we may be unable to carry out our business plan. As a result, we may have to significantly limit our operations and our business, financial condition and results of operations would be materially harmed.

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

2

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 4, 2012, we issued 750,000 shares of our common stock at $0.20 per share or $150,000 in gross proceeds to an investor together with warrants to purchase 750,000 shares of our common stock exercisable at $1.25 per share, such warrant  expiring three (3) years from the date of issuance.  The offer and issuance of such securities have not been registered under the Securities Act of 1933, as amended, in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, based on our belief that the offer and sale of the securities did not involve a public offering as the investor was an accredited investor and no general solicitation was involved in the offering.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information.

None.

3

Item 6. Exhibits.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) (1)

32.1	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 (1)

(1) Filed herewith.

101	Interactive Data File (Form 10-Q for the quarterly period ended September 30, 2012 furnished in XBRL). (1)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BONANZA GOLD CORP.

Date: November 8, 2012	By:	/s/ Craig Russell
Craig Russell
President and Chief Executive Officer
(Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)

4