Form 10-K
period 2012-12-31
BONANZA GOLD CORP.
filed 2013-04-15
CIK 1425289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2012.
OR
[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

Commission File Number: 000-54027

BONANZA GOLD CORP.

(Name of small business issuer in its charter)

Nevada	20-8560967
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
Columbia Tower 701 Fifth Avenue, Office 4263, Seattle, WA	98104
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (206) 262-7461

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES [   ]   NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

YES [X]   NO [   ]

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

YES [   ]   NO [X]

The aggregate market value of the issuer’s common stock held by non-affiliates of the registrant as of June 30, 2012, was approximately $1,034,601 based on $.20, the price at which the registrant’s common stock was last sold on that date.

As of April 15, 2013, the issuer had 6,148,005 shares of common stock outstanding.

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

We believe that an expanded exploration and drilling program is currently our best option for increasing the value of our Company. However, we have no revenues, our stock has no trading volume, and we believe our stock price does not reflect the true value of our Company. These factors limit our ability to obtain financing. We currently have, two properties that were acquired in 2011, one located in Okanogan County, Washington and the other in British Columbia.  While due to the lack of capital, we have not commenced such exploitation program at this time, we have the legal and functional capability to do so, including the required exploitation permits.

In April, 2011, we executed a property purchase agreement for the acquisition of certain assets from Independent Resources, Inc. pursuant to which we acquired an undivided interest in six (6) claims representing 1002.16 ha that has been staked and recorded as MTO Cell Claims. The property is located east of Harrison Lake and northwest of Hope in southwestern British Columbia. We acquired the assets for Ten Thousand Dollars ($10,000), which was funded by a loan from our former Chief Executive Officer.

In  June 2011,  we executed a property purchase agreement for the acquisition of certain property from United Copper Holdings Ltd pursuant to which we acquired a 75% interest in 28 lode claims and approximately 560 acres located in Okanogan County, State of Washington. We acquired the property from the seller for two hundred thousand shares of common stock, of which one hundred thousand were issued upon execution of the agreement, fifty thousand are to be issued six months thereafter and fifty thousand shares are to be issued twelve months thereafter. In addition, the seller retained a 5% Net Smelter Returns Royalty on the gross mineral production. We also agreed to provide a work commitment in the amount of One Million Dollars ($1,000,000) to be paid over a two year period commencing on the closing of the acquisition and we will earn an additional twenty five percent interest in the property after Five Hundred Thousand Dollars ($500,000) of the work commitment is expended. We also agreed to enter into a consulting agreement for a one year term with an option to renew for an additional one year for the seller to act as a consulting prospector, engineer or financial consultant to us. The amounts paid to the seller as consulting fees will be applied against the work commitment. We are also obligated to enter into a joint venture agreement with the seller after we earn the additional 25% interest.

Recent Developments

On February 21, 2013, the Company notified Century Copper LLC of its termination of the property purchase agreement that it entered into on February 28, 2012 with Century Copper LLC for the acquisition of the property known as the Kelvin Project (the “Agreement”), consisting of one (1) patented mining claim (the “Zellweger Patented Claim”) and twenty-six (26) lode mining claims (the “Kelvin Prospect Claims”) in Sections 8, 9 and 17, Township 4 South, Range 13 East, G.&S.R.B.&M., Pinal County, Arizona.  The purchase price for the assets was Two Million Dollars ($2,000,000), which was to be paid as follows: (i) Fifty Thousand Dollars ($50,000) for the Zellweger Patented Claim, of which (x) Ten Thousand Dollars ($10,000) was previously paid upon execution of a letter of intent between the parties; and (y) Forty Thousand Dollars ($40,000) was payable upon execution of the agreement; and (ii) One Million Nine Hundred Fifty Thousand Dollars ($1,950,000), of which (x) One Hundred Fifty Thousand Dollars ($150,000) was payable on or before February 28, 2012; (ii) Two Hundred Thousand Dollars ($200,000) is to be paid annually thereafter commencing on February 28, 2013 until the total amount is paid or the agreement is mutually terminated.   In addition, we agreed to issue to the seller One Million (1,000,000) of our post-split shares of common stock, of which (i) Two Hundred Fifty Thousand (250,000) shares were to be issued within four (4) months of the closing of the transactions pursuant to the agreement; (ii) Two Hundred Fifty Thousand (250,000) shares were to be issued within eight (8) months of the closing of the transactions pursuant to the agreement; (iii) Two Hundred Fifty Thousand (250,000) shares were to be issued within twelve (12) months of the closing of the transactions pursuant to the agreement; and (iv) Two Hundred Fifty Thousand (250,000) shares were to be issued within eighteen (18) months of the closing of the transactions pursuant to the agreement.  No shares were issued under the Agreement.

In accordance with the termination provisions contained in the Agreement, Century Copper LLC retained the Two Hundred Thousand Dollars ($200,000) cash payment previously made to it, all documents conveying title claims to the property were released to Century Copper LLC and the Company has no further obligations under the Agreement.  Additionally, the Company has no obligation, effective with the termination of the Agreement, to Century Copper LLC to issue the agreed to One Million (1,000,000) of post-split shares of common stock.

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

Risks Related to our Business and Our Industry

Our business, exploration results and financial condition are subject to various risks and uncertainties, including, without limitation, those set forth below, any one of which could cause a material reduction in the value of our Company or our ability to raise capital. An investment in our securities is highly speculative and involves an extremely high degree of risk. Therefore, you should thoroughly consider the risk factors discussed below and elsewhere in this Annual Report before purchasing our securities. You should understand that you may lose all or part of your investment.  No person should consider investing who cannot afford to lose their entire investment or who is in any significant way dependent upon the funds that they are investing. The risk factors contained herein are not meant to be exhaustive.

We are a development stage entity with limited operating history.

We are a development stage entity as we are devoting substantially all of our efforts to activities such as:  financial planning, raising capital, and acquiring operating assets such as mineral properties and rights.   We hope that successful completion of these activities will result in commencing planned principal operations and exploration for natural resources. We face all of the risks commonly encountered by other businesses that lack an established operating history, including, but not limited to, the need for additional capital and personnel, and intense competition.  Additionally, we are considered to be an exploration state entity; see associated risk below,

Our auditors have expressed a going concern opinion.

We have no established source of revenues, have incurred losses since inception, have a working capital deficit and are in need of capital to grow our operations so that we can become profitable. Accordingly, the opinion of our auditors for the years ended December 31, 2012 and December 31, 2011 is qualified subject to uncertainty as to whether we will be able to continue as a going concern.  This may negatively impact our ability to obtain additional funding that we may require or to do so on terms attractive to us and may negatively impact the market price of our stock.

A shortfall of funding will have a negative impact on our ability to implement our business plan.

Pursuit of the Company’s business plan is dependent upon obtaining sufficient funding to support such plan. We have certain work commitment obligations in the amount of One Million Dollars ($1,000,000), which are to be paid over a two year period commencing on the closing of the acquisition of the property located in the State of Washington.  There can be no assurance that we will have the funds necessary to maintain this commitment. Our current operating funds are insufficient either to complete our planned exploration, to fund our commitments or to begin a limited exploitation program. Therefore, we will need to obtain additional funding in order to implement our business plan. There is no guarantee that such funding will be available on terms acceptable to us or at all. Additionally, even if we are able to obtain sufficient funding, there can be no assurance that we will be able to successfully implement our plan or that unanticipated expenses, problems or difficulties will not occur which would result in material delays in its implementation.

Our current business plan contemplates that we will incur significant expenses in connection with the exploration and exploitation, if warranted. We do not currently have sufficient funds to commence a small scale exploitation program. We will require additional funding even to conduct limited mining activities. We will also require additional funding if the costs of our exploration or exploitation, if any, are greater than anticipated.

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

We are an exploration state company.

We are an exploration state entity as defined by the U.S. Securities and Exchange Commission (the SEC) and face a high risk of business failure because of the unique difficulties and uncertainties inherent in mineral exploration ventures. Potential investors should be aware of the difficulties normally encountered by mineral exploration companies and the high rate of failure of such companies. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays that could be encountered in connection with our planned exploration and drilling. These potential problems include, but are not limited to, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates. Additional expenditures related to exploration may not result in the discovery of additional mineralized material. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of our exploration do not reveal viable commercial mineralized material, we may decide to abandon the properties and claim we have and acquire new concessions for new exploration or terminate our activities all together. The acquisition of additional concessions will be dependent upon us possessing capital resources at that time in order to purchase and/or maintain such concessions. If no funding is available, we may be forced to cease our operations.

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

We have data of past geological work and resource estimates on our sites carried out by independent geologists, based upon preceding exploration work.  While these results appear encouraging, additional exploration work will be required to determine whether economic resources exist on the claims, and if such resources do indeed exist, whether they are economically recoverable.  The amount and cost of such exploration work cannot be determined at this time.  No assurances can be given that additional mapping, surveying, and drilling will be sufficient to conclude that economic mineral deposits exist on such claims, and whether such mineral deposits, if any, are recoverable.  Therefore, we may be required to conduct additional exploration activities in addition to those proposed herein, the results of which likewise cannot be predicted.  No assurances can be given that we will be able to raise additional capital to conduct the additional exploration activities, or that such additional activities will prove successful.

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

The legal and regulatory environment that pertains to the mining industry is uncertain and may change. Uncertainty and new regulations could increase our operating costs and prevent us from exploring and drilling for mineralized material and developing the assets that we own, even if we determine such development is warranted. In addition to new laws and regulations being adopted, existing laws may be applied to mining operations that have not yet been so applied. Any such new laws may increase our operating costs which could have a material adverse effect on our results of operations and financial condition. Changes in regulatory policy could also have a material adverse effect on our exploration and future production activities. Any changes in government policy may result in changes to laws affecting, without limitation:

• ownership of our concessions;

• land tenure;

• development of infrastructure;

• mining policies;

• monetary policies;

• taxation;

• rates of exchange;

• environmental regulations; and/or

• labor relations.

Any such changes may affect our ability to continue our exploration and drilling program, to undertake mining operations with respect to the assets we own in the manner currently contemplated, or our ability to explore or develop future properties. We must take into account the possibility, particularly in British Columbia, that future governments may adopt substantially different policies, which might extend to expropriation of assets.

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

We have no proven or probable reserves.

We have not established the presence of any proven or probable reserves, as those terms are defined by SEC on the assets that we own. If such assets do not contain mineralized material that we can extract at a profit, any funds spent by us on exploration or development of such assets could be lost. The SEC defines a “reserve” as “that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.” Any mineralized material discovered by us should not be considered proven or probable reserves.

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

We may not be able to purchase all of the supplies and materials we need to continue our mining activities due to shortage of funds, lack of availability or other reasons. This could cause us to delay or suspend operations. Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as explosives, and certain equipment, such as bulldozers, drilling equipment and excavators, that we might need to conduct our mining activities. If we cannot find the supplies and equipment we need, we may have to suspend our operations until we do find the supplies and equipment we need. If we are unable to find the supplies in the U.S. or British Columbia but can find them in another location, the cost will increase significantly, as will the time to deliver.

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

There is extremely limited infrastructure on our properties, which may impair our access to the properties.  Inclement weather and/or natural disasters may affect the roads surrounding the properties, which may delay or prevent us from conducting our proposed business operations or cause significant damage  the infrastructure, for which we may or may not be insured. While we plan to conduct our exploration and drilling year round, it is possible that inclement weather and/or natural disasters could delay our mining activities, which could have a material adverse effect on our business, results of operations and financial condition.

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

We are required to evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002 annually and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have a material adverse effect on the price of our common stock. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have furnished a report by our management on internal controls for the fiscal year ended December 31, 2012. Such a report contains, among other matters, our assessment of the effectiveness of our internal controls over financial reporting, including a statement as to whether or not our internal controls are effective. This assessment must include disclosure of any material weakness in our internal controls over financial reporting identified by our management. Due to among other things, our lack of segregation of duties, our internal controls over financial reporting are ineffective as of the date hereof, and there is no assurance that they will be effective in the future. If we are unable to effectuate and maintain the effectiveness of our controls, investors could lose confidence in our financial reports and our stock price may decline.

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

The value of our common stock may relate directly and/or indirectly to the value of the mineralized material contained in the assets we own and fluctuations in the price of any such mineralized material could have a material adverse effect on the value of any investment in our common stock.

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

The Company has an undivided interest in six (6) claims representing 1002.16 ha that has been staked and recorded as MTO Cell Claims located east of Harrison Lake and northwest of Hope in southwestern British Columbia.

The Company has a 75% interest in 28 lode claims and approximately 560 acres located in Okanogan County, State of Washington.

ITEM 3.  LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings, and we are not aware of any proceeding pending or threatened against us by any governmental authority or other party.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

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

YEAR ENDED DECEMBER 31, 2012	High	Low
Fourth quarter	$0.62	$0.62
Third quarter	$0.62	$0.62
Second quarter	$0.62	$0.62
First quarter	$0.00	$0.62
YEAR ENDED DECEMBER 31, 2011
Fourth quarter	$1.00	$1.00
Third quarter	$1.00	$0.15
Second quarter	$0.15	$0.15
First quarter-	$5.99	$0.29

Holders

As of April 15, 2013, there were approximately 11 shareholders of record of our common stock and 6,148,005 shares of common stock deemed outstanding.

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

On March 5 2012, the Company issued to one investor 2,500,000 Units (each unit being comprised of one share of the Company’s common stock and a warrant exercisable over a three year period for 2,500,000 shares of common stock at an exercise price of $1.25 per share).  The Units were sold at a price of $.10 per Unit for an aggregate of $250,000.  The offer and sale of the foregoing securities was made solely to “accredited investors” and in reliance upon Regulation S of the Securities Act of 1933, as amended and Regulation S.

On September 4, 2012, the Company issued to one investor 750,000 Units (each unit being comprised of one share of the Company’s common stock and a warrant exercisable over a three year period for 750,000 shares of common stock at an exercise price of $1.25 per share).  The Units were sold at a price of $.20 per Unit for an aggregate of $150,000.   The offer and sale of the foregoing securities was made solely to “accredited investors” and in reliance upon Regulation S of the Securities Act of 1933, as amended and Regulation S.

On December 3 2012, the Company issued to one investor 225,000 Units (each unit being comprised of one share of the Company’s common stock and a warrant exercisable over a three year period for 225,000 shares of common stock at an exercise price of $1.25 per share).  The Units were sold at a price of $.20 per Unit for an aggregate of $45,000.   The offer and sale of the foregoing securities was made solely to “accredited investors” and in reliance upon Regulation S of the Securities Act of 1933, as amended and Regulation S.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable because the Company is a smaller reporting company.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 2012, found in this report. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of this report.

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

We believe that an expanded exploration and drilling program is currently our best option for increasing the value of our Company. However, we have no revenues, our stock has no trading volume, and we believe our stock price does not reflect the true value of our Company. These factors limit our ability to obtain financing. We currently have, two properties that were acquired in 2011, one located in Okanogan County, Washington and the other in British Columbia While due to the lack of capital, we have not commenced such exploitation program at this time, we have the legal and functional capability to do so, including the required exploitation permits.

Recent Developments

On February 21, 2013, the Company notified Century Copper LLC of its termination of the a property purchase agreement that it entered into with Century Copper LLC on February 21, 2013 for the acquisition of the property known as the Kelvin Project, consisting of one (1) patented mining claim (the “Zellweger Patented Claim”) and twenty-six (26) lode mining claims (the “Kelvin Prospect Claims”) in Sections 8, 9 and 17, Township 4 South, Range 13 East, G.&S.R.B.&M., Pinal County, Arizona.  The purchase price for the assets was Two Million Dollars ($2,000,000), which was to be paid as follows: (i) Fifty Thousand Dollars ($50,000) for the Zellweger Patented Claim, of which (x) Ten Thousand Dollars ($10,000) was previously paid upon execution of a letter of intent between the parties; and (y) Forty Thousand Dollars ($40,000) was payable upon execution of the agreement; and (ii) One Million Nine Hundred Fifty Thousand Dollars ($1,950,000), of which (x) One Hundred Fifty Thousand Dollars ($150,000) was payable on or before February 28, 2012; (ii) Two Hundred Thousand Dollars ($200,000) is to be paid annually thereafter commencing on February 28, 2013 until the total amount is paid or the agreement is mutually terminated.   In

addition, we agreed to issue to the seller One Million (1,000,000) of our post-split shares of common stock, of which (i) Two Hundred Fifty Thousand (250,000) shares shall be issuable within four (4) months of the closing of the transactions pursuant to the agreement; (ii) Two Hundred Fifty Thousand (250,000) shares shall be issuable within eight (8) months of the closing of the transactions pursuant to the agreement; (iii) Two Hundred Fifty Thousand (250,000) shares shall be issuable within twelve (12) months of the closing of the transactions pursuant to the agreement; and (iv) Two Hundred Fifty Thousand (250,000) shares shall be issuable within eighteen (18) months of the closing of the transactions pursuant to the agreement.

In accordance with the termination provisions contained in the Agreement, Century Copper LLC will retain the Two Hundred Thousand Dollars ($200,000) cash payment previously made to it, all documents conveying title claims to the property will be released to Century Copper LLC and the Company hall have no further obligations under the Agreement.

Critical Accounting Policies

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared and actual results could differ from our estimates and such differences could be material. We have identified below the critical accounting policies which are assumptions made by management about matters that are highly uncertain and that are of critical importance in the presentation of our financial position, results of operations and cash flows.  On a regular basis, we review our accounting policies and how they are applied and disclosed in our financial statements.

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

Results of Operations for the year ended December 31, 2012 and the year ended December 31, 2011

For the year ended December 31, 2012 as compared to the year ended December 31, 2011, total revenues were $0 and $0, respectively; and net income (loss) were $(326,518) and ($784,177), respectively. The net losses were attributable to operating expenses.  The operating expenses for the year ended December 31, 2012 were primarily expenses incurred for the acquisition of our mineral exploration property, including legal fees, management and consulting fees, and general audit and bookkeeping fees.  The operating expenses for the year ended December 31, 2011 were primarily expenses incurred for the acquisition of our two mineral exploration properties, including legal fees, management and consulting fees, and general audit and bookkeeping fees.

Liquidity

At December 31, 2012 we had cash and  cash equivalents of $10,698 and had a working capital deficit of $217,592.  We are obligated to finance a work commitment in the amount of One Million Dollars over a two year period that commenced June 2011; however we currently do not have the funds to finance such a commitment.  In order to finance the work commitment we will need to raise additional funds.

We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned exploration activities. Net cash used in operating activities for the year ended December 31, 2012 consisted primarily of our net loss and to a lesser extent, an increase in accounts payable. Based on our current plans, we believe that our cash will not be sufficient to enable us to meet our planned operating needs in the next 12 months.

In 2012, our primary sources of cash were from the sale of common stock pursuant to which we raised $505,000 from the sale of 3,775,000 shares.  During 2011, our primary sources of cash were from the sale of common stock pursuant to which we raised $165,000 from the sale of 975,000 shares.  Our cash used in investing activities were used for payments made in the acquisition of a mineral property for $47,280, for the acquisition of IT equipment in the amount of $2,906, and development of a website in the amount of $10,913.

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

We have no known demands or commitments and are not aware of any events or uncertainties as of December 31, 2012, other than the work commitment previously mentioned, that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources.

We had no material commitments for capital expenditures as of December 31, 2012 and 2011.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable because the Company is a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BONANZA GOLD CORP.

(AN EXPLORATION STATE COMPANY)

TABLE OF CONTENTS

DECEMBER 31, 2012

Reports of Independent Registered Public Accounting Firms

F-2

Balance Sheets as of December 31, 2012 and 2011

F-3

Statements of Operations for the Years Ended

December 31, 2012 and 2011 and for the Period from

August 7, 2006 (inception) to December 31, 2012

F-4

Statement of Stockholders’ Equity (Deficit) as of

December 31, 2012

F-5

Statements of Cash Flows for the Years Ended

December 31, 2012 and 2011 and for the Period from

August 7, 2006 (inception) to December 31, 2012

F-6

Notes to Financial Statements

F-7 – 16

2451 North McMullen Booth Rd Ste. 308 Clearwater, FL 33759-1352 Toll Free: (855) 334-0934 Main: (727) 444-1901

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

Bonanza Gold Corp.

Seattle, WA

We have audited the accompanying balance sheet Bonanza Gold Corp. as of December 31, 2012 and the related statements of operations, stockholders' equity and cash flows for the year then ended and the period from August 7, 2006 (inception) to December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.   The 2011 financial statements were audited by a predecessor independent registered accounting firm that issued an unqualified opinion on April 5, 2012.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bonanza Gold Corp. as of December 31, 2012 and the results of its operations and its cash flows for the year then ended and for the period from August 7, 2006 (inception) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has recurring operating losses, working capital deficiencies, negative cash flows from operating activities, adverse financial ratios, and a stockholders' deficit. The Company is requiring traditional financing or equity funding to continue its operating activities. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

DKM Certified Public Accountants

Clearwater, Florida

April 12, 2013

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

April 8, 2013

To the Board of Directors of

Bonanza Gold Corp.

Seattle, Washington

Consent of Independent Registered Public Accounting Firm

Silberstein Ungar, PLLC, hereby consents to the use in the Form 10-K, Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934, filed by Bonanza Gold Corp. of our report dated April 5, 2012, relating to the financial statements of Bonanza Gold Corp. as of and for the year ending December 31, 2011.

Sincerely,

 /s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

BONANZA GOLD CORP.
(AN EXPLORATION STATE ENTITY)
BALANCE SHEETS
DECEMBER 31, 2012 and DECEMBER 31, 2011

	December 31,	December 31,
	2012	2011
	(audited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$10,698	$14,367

Total current assets	10,698	14,367

Equipment, net accumulated depreciation of $301	2,605	-

Website, net of accumulated amortization of $0	10,913	-

Mineral Properties Held for Disposal, net	1,854,770	18,000

Other Assets
Deposits	-	10,000

TOTAL ASSETS	$1,878,985	$42,367
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities
Accounts Payable	$28,290	$25,886
Note Payable - current portion	200,000
Total current liabilities	228,290	25,886

Long-Term Liabilities
Note Payable	1,455,732	-
Total long-term liabilities	1,455,732	-

TOTAL LIABILITIES	1,684,022	25,886

COMMITMENTS AND CONTINGENCIES (Note 8)	-	-

STOCKHOLDERS' EQUITY
Common Stock, par $0.001, 250,000,000 shares authorized, 6,148,005 and
2,373,005 shares issued and outstanding, respectively	6,148	2,373

Paid in capital	907,690	406,465
Deficit accumulated during the development stage	(718,875)	(392,357)

TOTAL STOCKHOLDERS' EQUITY	194,963	16,481

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,878,986	$42,367

The accompanying notes to the financial statements are an integral part of these statements *On January 5, 2011, the Company enacted a 1 to 150 reverse stock split

BONANZA GOLD CORP.
(AN EXPLORATION STATE ENTITY) STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 2012 and 2011 AND FROM THE PEIOD FROM AUGUST 7, 2006 (INCEPTION) TO DECEMBER 31, 2012
	Year Ended December 31, 2012	Year Ended December 31, 2011	From inception (August 7, 2006) to December 31, 2012

REVENUE	$-	$-	$-

OPERATING EXPENSES
Selling, general and administrative	295,630	215,741	1,687,408

NET OPERATING LOSS	(295,630)	(215,741)	(1,687,408)

OTHER INCOME	9	999,918	999,430

INTEREST EXPENSE	(30,897)	-	(30,897)

NET LOSS BEFORE INCOME TAXES	(326,518)	784,177	(718,875)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(326,518)	$784,177	$(718,875)

Weighted Average Number of Shares Outstanding: Basic	4,964,908	1,553,121

Weighted Average Number of Shares Outstanding: Diluted	-	1,736,712

Net Loss Per Share: Basic	$(0.06)	$0.50

Net Loss Per Share: Diluted	$(0.00)	$0.45

The accompanying notes to the financial statements are an integral part of these statements

*On January 5, 2011, the Company enacted a 1 to 150 reverse stock split

BONANZA GOLD CORP.
(AN EXPLORATION STATE ENTITY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM INCEPTION (August 7, 2006) TO DECEMBER 31, 2012
	Common Stock	Amount	Additional Paid in Capital	(Deficit) Accumulated During Development Stage	Stockholders’ Equity (Deficit)
Beginning balance, August 7, 2006	-	$ -	$ -	$ -	$ -
Common stock issued	850,000	850	1,000	-	1,850
Net (loss) for the period	-	-	-	(1,750)	(1,750)
Balance December 31, 2006	850,000	850	1,000	(1,750)	100
Net income (loss) for the year	-	-	-	(2,382)	(2,382)
Balance December 31, 2007	850,000	850	1,000	-	(2,282)
Shares Issued for cash	500,000	500	49,500	-	50,000
Shares issued for services	10,000	10	990	-	1,000
Net income (loss) for the year	-	-	-	(44,375)	(44,375)
Balance December 31, 2008	1,360,000	1,360	51,490	(47,564)	4,343
Net (loss) for the year	-	-	-	(24,356)	(24,356)
Balance December 31, 2009	1,360,000	1,360	51,490	(72,863)	(20,013)
Conversion of debt to contributed capital	-	-	18,560	-	18,560
Cancellation of shares	(112,000)	(112)	112	-	-
Shares issued for mineral property acquisition	5,000	5	830	-	835
Shares issued for mineral property acquisition	5,000	5	830	-	835
Stock split 1 to 50	-	187,442	(187,442)	-	-
Net loss - December 31,2010				(1,103,671)	(1,103,671)
Balance December 31, 2010	1,258,000	188,700	(115,620)	(1,176,534)	(1,103,454)
Reverse stock split 1:150	-	(187,442)	187,442	-	-
Shares issued for rounding	5	-	-	-	-
Cancellation of shares issued for mineral property acquisition	(10,000)	(10)	-	-	-
Shares issued for mineral property acquisition	100,000	100	7,900	-	8,000
Equity units inclusive one common share and one warrant issued for cash on July 8, 2011 at $0.20 per unit	150,000	150	29,850	-	30,000
Equity units inclusive one common share and one warrant issued for cash on August 16, 2011 at $0.05 per unit	200,000	200	9,800	-	10,000
Equity units inclusive one common share and one warrant issued for cash on September 6, 2011 at $0.20 per unit	125,000	125	24,875	-	25,000
Equity units inclusive one common share and one warrant issued for cash on October 27, 2011 at $0.20 per unit	250,000	250	49,750	-	50,000
Forgiveness of debt by former director	-	-	152,768	-	152,768
Equity units inclusive one common share and one warrant issued for cash on December 1, 2011 at $0.20 per unit	250,000	250	49,750	-	50,000
Shares issued for mineral property acquisition	50,000	50	9,950	-	10,000
Net income – December 31, 2011	-	-		784,177	784,177
Balances, December 31, 2011	2,373,005	2,373	406,465	(392,357)	16,481
Equity units inclusive one common share and one warrant issued for cash on February 6, 2012 at $0.20 per unit	300,000	300	59,700	-	60,000
Equity units inclusive one common share and one warrant issued for cash on March 5, 2012 at $0.10 per unit	2,500,000	2,500	247,500	-	250,000
Equity units inclusive one common share and one warrant issued for cash on September 4, 2012 at $0.20 per unit	750,000	750	149,250	-	150,000
Equity units inclusive one common share and one warrant issued for cash on December 3, 2012 at $0.20 per unit	225,000	225	44,775	-	45,000
Net loss	-	-	-	(326,518)	(326,518)
Balances, December 31, 2012	6,148,005	$ 6,148	$ 907,690	$ (718,875)	$ 194,963

The accompanying notes to the financial statements are an integral part of these statements. *On January 5, 2011, the Company enacted a 1 to 150 reverse stock split

BONANZA GOLD CORP.
(AN EXPLORATION STATE ENTITY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011
AND FROM THE PEIOD FROM AUGUST 7, 2006 (INCEPTION) TO DECEMBER 31, 2012
	Year Ended December 31, 2012		Year Ended December 31, 2011	From inception (August 7, 2006) to December 31, 2012
Cash (used in) operating activities:
Net (loss) for the period	$(326,518)		$784,177	$(718,875)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Common stock issued for services	-		-	1,000
Impairment of mineral properties	-		10,000	1,011,670
Gain on deposal of mineral properties	-		(1,000,010)	(1,000,010)
Depreciation expense	301		-	301
Amortization of discount on note payable	30,649		-	30,649
Changes in Assets and Liabilities
Accounts payable	(2,002)		18,377	23,884
Accrued interest	-		-	497
Net cash (used in) operating activities	(297,570)		(187,456)	(650,884)
Cash Flows from investing Activities:
Equipment	(2,906)		-	(2,906)
Website	(10,913)			(10,913)
Mineral properties	(47,280)		(20,000)	(67,280)
Net cash (used in) Investing Activities	(61,099)		(20,000)	(81,099)
Cash Flows from Financing Activities:
Advances from directors	-		-	170,811
Proceeds from notes payable – affiliate	-		56,823	200
Payments on notes payable	(150,000)		-	(150,180)
Proceeds from sale of common stock	505,000		165,000	721,850
Net Cash Provided by Financing Activities	355,000		221,823	742,681
Net Increase (Decrease) in Cash and Cash Equivalents	(3,669)		14,367	10,698
Cash and Cash Equivalents - Beginning	14,367		-	-
Cash and Cash Equivalents - End	$10,698		$14,367	$10,698
Supplemental disclosures:
Cash paid for interest	$248		$92	$340
Cash paid for income taxes	$-		$-	$-
Supplemental Non-Cash Investing and Financing Information
Shares issued for acquisition of mineral properties	$-		$28,000	$29,760
Note payable issued for acquisition of mineral properties	$1,950,000		$-	$1,950,000
Discount on non-interest bearing note payable	$174,917	$		$174,917
Conversion of related party	$-		$-	$18,560
Forgiveness of shareholder's loan	$-		$152,768	$152,768
Cancellation of note payable in connection with disposal of mineral properties	$-		$1,000,000	$1,000,000

The accompanying notes to the financial statements are an integral part of these statements. *On January 5, 2011, the Company enacted a 1 to 150 reverse stock split

BONANZA GOLD CORP.

(AN EXPLORATION STATE ENTITY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred losses of $718,875 since its inception, has not yet produced revenues from operations, and has a working capital deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Exploration Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to exploration stage companies. An exploration-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Accounting Basis

The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the SEC.  The Financial Statements have been prepared using Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting). The Company has adopted a December 31 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $10,698 and $14,367 cash as of December 31, 2012 and 2011, respectively.

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

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Mineral properties

The Company follows ASC 930, Extractive Activities – Mining, for its mineral properties.  Mineral properties and related mineral rights acquisition costs are capitalized pending determination of whether the drilling has found proved reserves.  If a mineral ore body is discovered, capitalized costs will be amortized on a unit-of-production basis following the commencement of production.  Otherwise, capitalized acquisition costs are expensed when it is determined that the mineral property has no future economic value.  General exploration costs and costs to maintain rights and leases, including rights of access to lands for geophysical work and salaries, equipment, and supplies for geologists and geophysical crews are expensed as incurred.  When it is determined that a mining deposit can be economically and legally extracted or produced based on established proven and probable reserves, further exploration costs and development costs as well as interest costs relating to exploration and development projects that require greater than six (6) months to be readied for their intended use incurred after such determination will be capitalized.  The establishment of proven and probable reserves is based on results of final feasibility studies which indicate whether a property is economically feasible.  Upon commencement of commercial production, capitalized costs will be transferred to the appropriate asset categories and amortized on a unit-of-production basis.  Capitalized costs, net of salvage values, relating to a deposit which is abandoned or considered uneconomic for the foreseeable future will be written off.  The sale of a partial interest in a proved property is accounted for as a cost recovery and no gain or loss is recognized as long as this treatment does not significantly affect the unit-of-production amortization rate.  A gain or loss will be recognized for all other sales of proved properties and will be classified in other operating revenues.  Maintenance and repairs are charged to expense, and renewals and betterments are capitalized to the appropriate property and equipment accounts.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. In a loss year, dilutive common equivalent shares are excluded from the loss per share calculation, as the effect would be anti-dilutive.

Recently Issued Accounting Pronouncements

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

NOTE 4 – EMPLOYMENT AGREEMENTS

On June 24, 2011 the Company appointed Mr. Craig Russell to its board of directors.  There was no arrangement or understanding between Mr. Russell and any person pursuant to which he was selected as a director.  Mr Russell also serves as the Company’s Chief Executive Officer and has an employment agreement with the Company that requires monthly compensation of $6,500. Total compensation paid on this employment agreement was $78,000 and $45,500 for the years ended December 31, 2012 and 2011.

NOTE 5 – DEPOSITS

On October 31, 2011, the Company signed a letter of intent to purchase the Kelvin Deposit property. The letter of intent required a $10,000 non-refundable deposit.  The deposit was applied to the acquisition cost once the agreement was signed on February 28, 2012.

NOTE 6 – MINERAL PROPERTIES

On April 29, 2011, the Company executed an asset purchase agreement for the acquisition of certain assets from Independent Resources, Inc. (the “Seller”) pursuant to which the Company acquired  an undivided  interest in six (6) mineral claims representing 1002.16 ha that has been staked and recorded as MTO Cell Claims (the “Assets”).  The property is located east of Harrison Lake and northwest of Hope in southwestern British Columbia. The Company acquired the Assets from the Seller for $10,000.00, which was funded by a loan from the Chief Executive Officer to the Company at that time.

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

At December 31, 2012, we had not yet obtained sufficient funding to commence exploration on these properties, we had not yet received any revenues, and we had a working capital deficit. Management has determined not to continue exploration of the properties listed above due to sufficient doubt about our ability to operate as a going concern.  The Company is in the process of terminating both agreements and reassigning the properties back to the seller.

NOTE 7 – EQUITY

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

On September 4, 2012, the Company issued to one investor 750,000 Units (each unit being comprised of one share of the Company’s common stock and a warrant exercisable over a three year period for 750,000 shares of common stock at an exercise price of $1.25 per share).  The Units were sold at a price of $.20 per Unit for an aggregate of $150,000.

On December 3 2012, the Company issued to one investor 225,000 Units (each unit being comprised of one share of the Company’s common stock and a warrant exercisable over a three year period for 225,000 shares of common stock at an exercise price of $1.25 per share).  The Units were sold at a price of $.20 per Unit for an aggregate of $45,000.

The Company had 6,148,005 and 2,373,005 shares of common stock issued and outstanding, as of December 31, 2012 and 2011, respectively.

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

The fair value of the warrant grant estimated on the date of grant uses the Black-Scholes Option-Pricing Model with the following assumptions:

Expected life (year)	3.00

Expected volatility	43.21%	*

Risk-free interest rate	0.75%

Dividend yield	0.00%

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

(iii) Warrants issued during quarterly period ended March 31, 2012

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

(iv) Warrants issued on September 4, 2012

On September 4, 2012, in connection with the sale of 750,000 shares of its common stock at $0.20 per share or $150,000 in gross proceeds to the investor, the Company issued warrants to purchase 750,000 shares of its common stock exercisable at $1.25 per share, such warrants expiring three (3) years from the date of issuance.

The fair value of the warrant grant estimated on the date of grant uses the Black-Scholes Option-Pricing Model with the following assumptions:

Expected life (year)	3.00

Expected volatility	35%	*

Risk-free interest rate	0.31%

Dividend yield	0.00%

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

(v) Warrants issued on December 3, 2012

On December 3, 2012, in connection with the sale of 225,000 shares of its common stock at $0.20 per share  or $45,000 in gross proceeds to the investor, the Company issued warrants to purchase 225,000 shares of its common stock exercisable at $1.25 per share, such warrant  expiring three (3) years from the date of issuance.

The fair value of the warrant grant estimated on the date of grant uses the Black-Scholes Option-Pricing Model with the following assumptions:

Expected life (year)	3.00

Expected volatility	33.92%	*

Risk-free interest rate	0.34%

Dividend yield	0.00%

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

The Company allocated the gross proceeds of $45,000 between common stock and warrants based on their relative fair value, estimated on the date of grant, valued common stock and the warrant at $33,838 and $11,162, respectively, using the Black-Scholes Option-Pricing Model with the above assumptions.

Summary of warrant activities

The table below summarizes the Company’s non-derivative warrant activities through December 31, 2012:

	Number of warrants	Exercise price per share	Weighted average exercise price	Fair value at grant date	Aggregate intrinsic value
Balance, December 31, 2011	775,000	$1.25	$1.25	$19,266	-

Granted	3,775,000	$1.25	$1.25	$98,012	-

Cancelled	-	-	-	-	-

Exercised (Cashless)	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	-	-	-	-	-

Balance, December 31, 2012	4,550,000	$1.25	$1.25	$117,278	-

Earned and exercisable, December 31, 2012	4,550,000	$1.25	$1.25	$117,278	-

Unvested, December 31, 2012	-	-	-	-	-

The following table summarizes information concerning outstanding and exercisable warrants as of December 31, 2012:

	Warrants Outstanding			Warrants Exercisable
Range of exercise prices	Number outstanding	Average remaining life (in years)	Weighted average exercise price	Number outstanding	Average remaining life (in years)	Weighted average exercise price

$1.25	4,550,000	2.09	$1.25	4,550,000	2.09	$1.25

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

NOTE 9 – INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of December 31, 2012 the Company has incurred net losses of $718,875 resulting in a net operating loss carryforward for income tax purposes.  Net operating losses begin expiring in 2026.  The loss also results in a deferred tax asset of approximately $244,000 at the effective statutory rate.  The deferred tax asset has been off-set by an equal valuation allowance.

	December 31,
	2012	2011
Deferred tax asset, generated from net operating loss at statutory rates	$244,000	$133,400
Valuation allowance	(244,000)	(133,400)
	$—	$—

NOTE 10 – RELATED PARTY TRANSACTIONS

On November 23, 2011, the shareholder and former officer of the Company forgave $152,768 of their advances to the Company which was recorded as contributed capital in accordance with ASC 470-10.

NOTE 11 – NOTE PAYABLE

The note was incurred in February 2012, in the amount of $1,950,000 for the purchase of a mineral property.  The note is payable in annual installments of $200,000 each February, matures in February 2021 and bears no interest.  The note was discounted using the Company’s effective borrowing rate of 2.04%.  The total discount on the note was $174,917 which will be amortized over the life of the note.  For the year ended December 31, 2012, $30,649 of the discount was amortized and recorded in interest expense.

Principle payments are as follows:

Notes payable at December 31, 2012

$1,800,000

     Less current portion due February 2013

    (200,000)

Total principal payments due

$1,600,000

Note payable maturities:

February 2014

$200,000

February 2015

$200,000

February 2016

$200,000

February 2017

$200,000

February 2018

$200,000

Thereafter

$600,000

NOTE 12 – PROPERTY, PLANT, AND EQUIPMENT

Capitalized property and equipment, net of accumulated depreciation, consisted of the following as of December 31:

	2012	2011
Office Equipment	$ 2,906	$ 0
Less: Accumulated Depreciation	$ (301)	$ 0
Property, Plant, and Equipment, Net	$ 2,605	$ 0

Property and equipment are depreciated using the straight-line method. Depreciation expense was $301 and $0 for the years ended December 31, 2012 and 2011.

NOTE 13 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued.  Management is not aware of any significant events that occurred subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustment or disclosure other than what is listed below.

On February 21, 2013, the Company notified Century Copper LLC of the termination of its agreement with Century Copper LLC dated February 28, 2012 (the “Agreement”) pursuant to which the Company acquired certain property known as the Kelvin Project, consisting of one (1) patented mining claim (the “Zellweger Patented Claim”) and twenty-six (26) lode mining claims (the “Kelvin Prospect Claims”) in Sections 8, 9 and 17, Township 4 South, Range 13 East, G.&S.R.B.&M., Pinal County, Arizona.  In accordance with the termination provisions contained in the Agreement, Century Copper LLC will retain the Two Hundred Thousand Dollars ($200,000) cash payment previously made to it, all documents conveying title claims to the property will be released to Century Copper LLC and the Company shall have no further obligations under the Agreement.  Effective with the termination of the Agreement, the Company is relieved of the $1,800,000 Note Payable to Century Copper (NOTE 10) and no longer has the obligation to issue the One Million (1,000,000) of post-split shares of common stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 3, 2012, the Company dismissed Silberstein Ungar PLLC CPAs and Business Advisors as its registered independent public accountant.  The Company engaged Peter Messineo CPA as its registered independent public accountant on May 3, 2012.

On January 10, 2013, Peter Messineo, CPA declined to sit for re-election as the Company’s independent registered public accountant due to changes in his firm. On December 17, 2012, Peter Messineo joined the firm now known as DKM Certified Public Accountants.

On January 10, 2013, the Company engaged DKM Certified Public Accountants as its registered independent public accountant.

The report of Silberstein Ungar PLLC CPAs and Business Advisors as of and for the fiscal years ended December 31, 2011 and December 31, 2010 and for the period August 7, 2006 (date of inception) through December 31, 2011 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting, except that the report contained an explanatory paragraph stating that there was substantial doubt about the Company’s ability to continue as a going concern.

During the fiscal years ended  December  31, 2011 and 2010, and through each subsequent period, there have been no disagreements with Silberstein Ungar PLLC CPAs and Business Advisors or Peter Messineo, CPA on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of either Silberstein Ungar PLLC CPAs and Business Advisors or Peter Messineo, CPA would have caused them to make reference thereto in connection with their report on the financial statements for such years.

The 2011 financial statements were audited by a predecessor independent registered accounting firm that issued an unqualified opinion on April 5, 2012.

There were no disagreements with accountants on accounting and financial disclosure for the year ended December 31, 2012.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this annual report, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC.  The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.  As required under Exchange Act Rule 13a-15, the Company’s management, including the Chief Executive Officer who also serves as our Principal Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report.  Inasmuch as we only have one individual serving as our officer, director and employee we have determined that the Company has, per se, inadequate controls and procedures over financial reporting.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the   Public Company Accounting Oversight Board were: domination of management by a single individual without adequate compensating controls,  inadequate segregation of duties consistent with control objectives, and lack of an audit committee. These material weaknesses were identified by our Chief Executive who also serves as our Financial Officer in connection with the above annual evaluation.

Management believes that the material weaknesses did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and inadequate segregation of duties results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management recognizes that its controls and procedures would be substantially improved if we had an audit committee and two individuals serving as officers and as such is actively seeking to remediate this issue. Management believes that the material weakness in its controls and procedures referenced did not have an effect on our financial results.  Based on that evaluation, the Chief Executive Office who also serves as our Principal Financial Officer concluded that the disclosure controls and procedures are ineffective.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on the assessment, management concluded that, as of December 31, 2012, the Company’s internal control over financial reporting is ineffective based on those criteria.

The Company’s management, including its Chief Executive Officer who also serves as our Principal Financial Officer, does not expect that the Company’s disclosure controls and procedures and its internal control processes will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that the breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We will work as quickly as possible to implement these initiatives; however, the lack of adequate working capital and positive cash flow from operations will likely slow this implementation.

Changes in Internal Control

There have been no changes in internal controls over the financial reporting that occurred during the period ending December 31, 2012,  that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Below is certain information regarding our directors and executive officers as April 15, 2013:

Name

Age

Position

Craig Russell

28

Chairman, President, Chief Executive Officer and Chief Financial Officer

Craig Russell.  Mr. Russell, age 28, was appointed President and Chief Executive Officer of the Company on October 11, 2011.  Prior thereto, since July 2010, he had been acting as a consultant to the Company.  From September 2008 through July 2010, Mr. Russell worked in the ecommerce industry at Quidco as a business development analyst tasked with analyzing and developing new business processes. Prior thereto, from July 2006 through September 2008, Mr. Russell worked for John Lewis as a project coordinator. Mr. Russell holds a degree in Economics along with training in Mineral Project and Finance appraisal from University College London.

Mr. Russell’s training in mineral project and finance appraisal make him a desirable director.  He has valuable knowledge about our industry.

Employees

At December 31, 2012 we had one employee.

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

Based solely on a review of the copies of such forms that were received by the Company, or written representations from certain reporting persons that no Form 5s were required for those persons, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company’s fiscal year ended December 31, 2012.

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

Procedure for Nominating Directors

In 2012, we have not made any material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Family Relationships

There are no family relationships among our directors, executive officers or persons nominated to become executive officers or directors.

Involvement in Certain Legal Proceedings

During the past ten (10) years, none of our directors, persons nominated to become directors, executive officers, promoters or control persons was involved in any of the legal proceedings listen in Item 401 (f) of Regulation S-K.

Arrangements

There are no arrangements or understandings between an executive officer, director or nominee and any other person pursuant to which he was or is to be selected as an executive officer or director.

ITEM 11.  EXECUTIVE COMPENSATION

There was compensation paid to our Chief Executive Officer and our other executive officers (“Named Executive Officers”) for services rendered of $78,000 and $45,500 -during the years ended December 31, 2012 and 2011.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the years ended December 31, 2012 and 2011.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Craig Russell (1) President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director	2012 2011	$78,000 $45,000	0 0	0 0	0 0	0 0	0 0	0 0	$78,000 $45,000

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

Employment Agreements

None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock and warrants to purchase shares of our common stock as of April 15, 2013 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent of the outstanding shares of our common stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group.  As of April 15, 2013, there were 6,148,005 shares of common stock outstanding.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. The principal address of each of the stockholders listed below is c/o Columbia Tower, 701 Fifth Avenue, Office 4263, Seattle, WA, 98104-5119.  We believe that all persons named in the table have sole voting and investment power with respect to shares beneficially owned by them. All share ownership figures include shares issuable upon exercise of options or warrants exercisable within 60 days of April 15, 2012, which are deemed outstanding and beneficially owned by such person for purposes of computing his or her percentage ownership, but not for purposes of computing the percentage ownership of any other person.  Such amounts include the 50,000 shares that were to be issued in connection with our acquisitions, but have not yet been issued.

All references to the number of shares and per share amounts have been retroactively restated to reflect a 150 for 1 reverse stock split of all the outstanding common stock of the Company, which was effective in March 2011.

Principal Stockholders Table

Name of Owner	Shares Owned		Percentage of Shares Outstanding
Craig Russell	200,000		3.25%
Lynn Harrison	860,000		13.99%
Martello Nominees Limited Acct	150,000		2.44%
Rare Earth Minerals International Ltd.	8,800,000	(1)	83.42%
All officers and directors as a group (1 person)	200,000		3.25%

(1) Includes 4,400,000 shares of common stock and 4,400,000 are shares of common stock underlying currently exercisable warrants

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

DKM Certified Public Accountants serves as our independent registered public accounting firm.

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES AND SERVICES

Aggregate fees including expenses billed to us for the years ended December 31, 2012 and 2011, for professional services performed:

	2012	2011
Audit Fees – Peter Messineo CPA	$3,750
Audit Fees - Silberstein Ungar PLLC CPAs		15,100
Audit-Related Fees
Tax Fees
All Other Fees
Total	$3,750	15,100

Board of Directors Pre-Approval Process, Policies and Procedures

Our principal auditors have performed their audit procedures in accordance with pre-approved policies and procedures established by our Board of Directors. Our principal auditors have informed our Board of Directors of the scope and nature of each service provided. With respect to the provisions of services other than audit, review, or attest services, our principal accountants brought such services to the attention of our Board of Directors prior to commencing such services.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)

The following financial statements are included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2012:

1.	Reports of Independent Registered Public Accounting Firms

2.	Balance Sheets as of December 31, 2012 and 2011
3.	Statements of Operations for the years ended December 31, 2012 and 2011 and for the period from August 7, 2006 (inception) to December 31, 2012

4.	Statement of Changes in Stockholders’ Equity (Deficit) as of December 31, 2012

5.	Statements of Cash Flows for the years ended December 31, 2012 and 2011 and for the period from August 7, 2006 (inception) to December 31, 2012
6.	Notes to the Financial Statements

(a)(2)

All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.

(a)(3)

The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1

Certificate of Incorporation of Cold Gin Corporation, as amended (incorporated herein by reference from the Company’s Exhibit to its Information Statement on Schedule 14C filed on December 3, 2010)

3.2

Articles of Incorporation of Bonanza Gold Corp., as amended (incorporated herein by reference from the Company’s Exhibit to its Information Statement on Schedule 14C filed on December 3, 2010)

3.3

Articles of Merger (incorporated herein by reference from the Company’s Exhibit to its Information Statement on Schedule 14C filed on December 3, 2010)

3.4

Certificate of Merger (incorporated herein by reference from the Company’s Exhibit to its Information Statement on Schedule 14C filed on December 3, 2010)

3.5

By-Laws of Bonanza Gold Corp.  (incorporated herein by reference from the Company’s Exhibit to its Information Statement on Schedule 14C filed on December 3, 2010)

3.5

Certificate of Amendment to the Articles of Incorporation of Bonanza Gold Corp. (incorporated herein by reference from the Company’s Exhibit to its Information Statement on Schedule 14C filed on February 9, 2011)

10.1

Asset Purchase Agreement, dated December 10, 2010, by and between Precious Metals Exploration, Ltd. and Cold Gin Corporation (incorporated herein by reference from the Company’s Exhibit 10.1 to its Current Report on Form 8-K filed on December 14, 2010)

10.2

Asset Purchase Agreement, dated December 10, 2010, by and between Precious Metals Exploration, Ltd. and Cold Gin Corporation (incorporated herein by reference from the Company’s Exhibit 10.2 to its Current Report on Form 8-K filed on December 14, 2010)

10.3

Promissory Note in the amount of One Million Dollars ($1,000,000), dated December 14, 2010, payable to Precious Metals Exploration, Ltd. (incorporated herein by referenced from the Company’s Exhibit 10.3 to its Current Report on Form 8-K filed on December 14, 2010)

10.4

Agreement and Plan of Reincorporation, dated as of December 27, 2010, by and between Cold Gin Corporation and Bonanza Gold Corp. (incorporated by reference from the Company’s Exhibit 10.4 to its Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 31, 2011)

10.5

Asset Purchase Agreement dated April 30, 2011 by and between Independent Resources Inc and Bonanza Gold Corp (incorporated by reference from the Company’s Exhibit 10.1 to its Current Report on Form 8-K filed on May 5, 2011)

10.6

Termination Agreement dated May 19, 2011 by and between Precious Metals Exploration, Ltd and Bonanza Gold Corp. (incorporated by reference from the Company’s Exhibit 10.2 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed on May 23, 2011)

10.7

Assignment and Assumption Agreement dated May 19, 2011 by and between Precious Metals Exploration, Ltd and Bonanza Gold Corp. (incorporated by reference from the Company’s Exhibit 10.3 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed on  May 23, 2011)

10.8

Asset Purchase Agreement dated June 27, 2011 by and between United Copper Holdings Ltd and Bonanza Gold Corp (incorporated by reference from the Company’s Exhibit 10.1 to its Current Report on Form 8-K filed on July 5, 2011)

10.9

Property Purchase agreement dated as of February 28, 2012 by and between Century Cooper, LLC (incorporated by reference from the Company’s Exhibit 10.9 to its Annual Report on Form 10-K filed April 16, 2012)

14.1

Code of Ethics (incorporated by reference from the Company’s Exhibit 14.1 to its Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 31, 2011)

31.1

Certification pursuant to Rule 13a-14(a)/15d-14(a) (1)

31.2

Certification pursuant to Rule 13a-14(a)/15d-14(a) (1)

32.1

Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 (1)

**+101.INS XBRL Instance Document

**+101.SCH XBRL Taxonomy Extension Schema Document

**+101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

**+101.DEF XBRL Taxonomy Extension Definition Linkbase Document

**+101.LAB XBRL Taxonomy Extension Label Linkbase Document

**+101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this report

** As provided in Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

(1) Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

BONANZA GOLD CORP.
Date: April 15, 2013	By: /s/ Craig Russell
Craig Russell
Chairman, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)