Form 10-Q
period 2013-03-31
BONANZA GOLD CORP.
filed 2013-05-15
CIK 1425289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of May 15, 2013, the registrant had 6,148,005 shares of common stock outstanding.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

BONANZA GOLD CORP.

(AN EXPLORATION STATE COMPANY)

INDEX TO FINANCIAL STATEMENTS

MARCH 31, 2013

Balance Sheets as of March 31, 2013 (Unaudited) and December 31, 2012(Audited)	F-2

Statements of Operations for the Three Months Ended
March 31, 2013 and 2012, and Inception (August 7, 2006 ) to March 31, 2013 (Unaudited)	F-3

Statements of Cash Flows for the Three Months Ended
March 31, 2013 and 2012 and Inception (August 7, 2006) to March 31, 2013 (Unaudited)	F-4

Notes to Financial Statements	F-5

BONANZA GOLD CORP.
(AN EXPLORATION STATE COMPANY)
BALANCE SHEETS (unaudited)
MARCH 31, 2013 and DECEMBER 31, 2012

	March31,	December 31,
	2013	2012
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$7,105	$10,698

Total current assets	7,105	10,698

Equipment, net of accumulated depreciation of $544 and $301, respectively	2,363	2,605

Website, net of accumulated amortization of $0 and $0, respectively	14,225	10,913

Mineral Properties, net	18,000	1,854,770

TOTAL ASSETS	$41,693	$1,878,985
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Current Liabilities
Accounts Payable	$62,818	$28,290
Note Payable - current portion	-	200,000
Total current liabilities	62,818	228,290

Long-Term Liabilities
Note Payable	-	1,455,732
Total long-term liabilities	-	1,455,732

TOTAL LIABILITIES	62,818	1,684,022

COMMITMENTS AND CONTINGENCIES (NOTE 7)	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, par $0.001, 250,000,000 shares authorized, 6,148,005 and
6,148,005 shares issued and outstanding, respectively	6,148	6,148
Paid-in capital	907,690	907,690
Stock payable	28,400	-
Deficit accumulated during the development state	(963,363)	(718,875)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(21,125)	194,963

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$41,693	$1,878,986

The accompanying notes to the unaudited financial statements are an integral part of these statements *On January 5, 2011, the Company enacted a 1 to 150 reverse stock split

BONANZA GOLD CORP.
(AN EXPLORATION STATE COMPANY)
STATEMENT OF OPERATIONS
FOR THREE MONTHS ENDED MARCH 31, 2013 and 2012
AND FROM THE PEIOD FROM AUGUST 7, 2006 (INCEPTION) TO MARCH 31, 2013

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	From Inception (August 7, 2006) to March 31, 2013

REVENUE	$-	$-	$-

OPERATING EXPENSES
Selling, general and administrative	58,450	70,289	1,745,858

NET OPERATING LOSS	(58,450)	(70,289)	(1,745,858)

OTHER INCOME	-	-	999,430
OTHER EXPENSE	(41,770)	-	(41,770)
OTHER EXPENSES	(144,268)	-	(175,165)

NET LOSS BEFORE INCOME TAXES	(244,488)	(70,289)	(963,363)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(244,488)	$(70,289)	$(963,363)

Weighted Average Number of Shares Outstanding: basic & diluted	6,148,005	3,215,270

Net Loss Per Share: basic & diluted	$(0.04)	$(0.03)

The accompanying notes to the unaudited financial statements are an integral part of these statements *On January 5, 2011, the Company enacted a 1 to 150 reverse stock split

BONANZA GOLD CORP.
(AN EXPLORATION STATE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
AND FROM INCEPTION (AUGUST 7, 2006) TO MARCH 31, 2013
		Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	From inception (August 7, 2006) to March 31, 2013
Cash used in operating activities:
Net loss for the period		$(244,488)	$(70,289)	$(963,363)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Common stock issued for services		-	-	1,000
Impairment of mineral properties		-	-	1,011,670
Gain (Loss) on disposal of mineral properties		41,770	-	(958,240)
Depreciation expense		242	-	544
Amortization of discount on note payable		144,268	-	174,917

Changes in Assets and Liabilities
Increase (decrease) in prepaid expenses		-	(300)	-
Increase (decrease) in accounts payable		34,527	11,022	58,410
Increase (decrease) in accrued interest		-	-	497
Net cash used in operating activities		(23,681)	(59,567)	(674,565)

Cash Flows from investing Activities:
Equipment		-	-	(2,906)
Website		(3,312)	-	(14,225)
Mineral properties		(5,000)	(40,000)	(72,280)
Net cash used in Investing Activities		(8,312)	(40,000)	(89,411)
Cash Flows from Financing Activities:
Advances from directors		-	-	170,811
Proceeds from notes payable – affiliate		-	-	200
Payments on notes payable		-	(150,000)	(150,180)
Proceeds from stock payable		28,400	-	28,400
Proceeds from sale of common stock		-	310,000	721,850
Net Cash Provided by Financing Activities		28,400	160,000	771,081

Net Increase (Decrease) in Cash and Cash Equivalents		(3,593)	60,433	7,105
Cash and Cash Equivalents - Beginning		10,698	14,367	-
Cash and Cash Equivalents - End		$7,105	$74,800	$7,105

Supplemental disclosures:
Cash paid for interest		$0	$-	$340
Cash paid for taxes		$-	$-	$-
Supplemental Non-Cash Investing and Financing Information
Shares issued for acquisition of mineral properties		$-	$-	$29,760
Note payable issued for acquisition of mineral properties	$		$1,950,000	$1,950,000
Discount on non-interest bearing note payable		$144,268	$30,649	$174,917
Conversion of related party		$-	$-	$18,560
Forgiveness of shareholder's loan		$-	$-	$152,768
Cancellation of note payable in connection with disposal of mineral properties		$1,800,000	$-	$2,800,000

The accompanying notes to the unaudited financial statements are an integral part of these statements. *On January 5, 2011, the Company enacted a 1 to 150 reverse stock split

BONANZA GOLD CORP.

(AN EXPLORATION STATE ENTITY)

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

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.  The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2013 are not necessarily indicative of the results for the full years. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited combined financial statements and the footnotes thereto for the periods ended December 31, 2012 filed in its annual report on Form 10-K. The Company is currently in the exploration state. All activities of the Company to date relate to its organization, initial funding and share issuances.  The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to exploration state companies. An exploration-state company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred losses of $963,363 since its inception, has not yet produced revenues from operations, and has a working capital deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Exploration Stage Entity

The Company follows FASB ASC 915, Development Stage Entities.  The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company's development stage activities

Mineral properties

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

Basic Income (Loss) Per Share. Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. In a loss year, dilutive common equivalent shares are excluded from the loss per share calculation, as the effect would be anti-dilutive.

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

NOTE 4 – MINERAL PROPERTIES

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

This Agreement has been terminated as of March 31, 2013 (Note 9).

On February 28, 2012, the Company executed a Property Purchase Agreement (the “Agreement”) for the acquisition of certain property from Century Copper LLC (the “Seller”) pursuant to which the Company acquired a 100% interest in 1 patented mining claim and 26 lode mining claims located in Pinal County, State of Arizona (the “Assets”). The Company acquired the Assets from the Seller for a purchase price of  $2,000,000 which will be payable as follows: (i) Fifty Thousand Dollars ($50,000) for the Zellweger Patented Claim, of which (x) Ten Thousand Dollars ($10,000) was previously paid upon execution of a letter of intent between the parties; and (y) Forty Thousand Dollars ($40,000) was paid upon execution of the agreement; and (ii) One Million Nine Hundred Fifty Thousand Dollars ($1,950,000) is payable over a ten year period, of which (x) One Hundred Fifty Thousand Dollars ($150,000) was paid on or before February 28, 2012; and (ii) Two Hundred Thousand Dollars ($200,000) is to be paid annually thereafter commencing on February 28, 2013 until the total amount is paid or the agreement is mutually terminated.  The note was non-interest bearing.  The Company also agreed to issue 1,000,000 shares of its  common stock (the Shares”), which will be issued to the Seller as follows: i) 250,000 of its shares are to be issued within 4 months of closing of the definitive agreement, ii) 250,000 of its shares are to be issued within 8 months of the closing of the definitive agreement, iii) 250,000 of its shares are to be issued within 12 months of the closing of the definitive agreement, and iv) 250,000 of its shares are to be issued within 18 months of the closing of the definitive agreement.  None of the shares were issued.  In addition, the Seller was to retain; i) a 5% Net Smelter Returns Royalty on the 26 mining claims included in the property, ii) a 2% Net Smelter Returns Royalty on the gross mineral production patented mining claim.  In addition, we agreed to provide a work commitment for the property of One Million Dollars ($1,000,000) over five (5) years and will grant the seller an additional One Million (1,000,000) shares of post-split common stock upon discovery of a twenty-five million (25,000,000) ton copper deposit on said property.

On February 21, 2013, the Company notified Century Copper LLC of the termination of its agreement with Century Copper LLC dated February 28, 2012 (the “Agreement”) pursuant to which the Company acquired certain property known as the Kelvin Project, consisting of one (1) patented mining claim (the “Zellweger Patented Claim”) and twenty-six (26) lode mining claims (the “Kelvin Prospect Claims”) in Sections 8, 9 and 17, Township 4 South, Range 13 East, G.&S.R.B.&M., Pinal County, Arizona.  In accordance with the termination provisions contained in the Agreement, Century Copper LLC retained the Two Hundred Thousand Dollars ($200,000) cash payment previously made to it, all documents conveying title claims to the property were released to Century Copper LLC and the Company has no further obligations under the Agreement.  Effective with the termination of the Agreement, the Company was relieved of the $1,800,000 Note Payable to Century Copper and (NOTE 5) no longer has the obligation to issue the One Million (1,000,000) of post-split shares of common stock.

NOTE 5 – NOTE PAYABLE

The note payable was incurred in February 2012 (see NOTE 4), in the amount of $1,950,000 for the purchase of a mineral property.  The note is payable in annual installments of $200,000 each February, matures in February 2021 and bears no interest.  The note was discounted using the Company’s effective borrowing rate of 2.04%.  The total discount on the note was $174,917 which will be amortized over the life of the note.

In February 2013, the note payable was cancelled in connection with the cancellation of the Property Purchase Agreement with Century Copper LLC.  Due to the cancellation, the Company recognized the remaining discount of $144,268 during the quarter ended March 31, 2013.  The amount was recorded in interest expense.

NOTE 6 – CAPITAL STOCK

During the first quarter, the Company received $28,400 as partial payment on a $45,000 investment for shares of its common stock.  To date no stock has been issued in connection with such transaction as the Company is waiting to receive full payment of the subscribed amount before issuing any stock.  The $28,400  was recorded as a stock payable as no shares have been issued.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Pursuant to the terms of the Agreement dated June 30, 2011 to purchase a property located in Okanogan County, State of Washington, the Company agreed to provide a work commitment (the “Work Commitment”) for the Assets of $1,000,000 over a 2-year period and the Company will be entitled to earn a further 25% interest in the Assets after $500,000 of the Work Commitment is expended.  The Company also agreed to grant to the Seller an additional 200,000 Shares upon discovery of a 25 million ton copper deposit within the Work Commitment period. This Agreement has been terminated as of May 3. 2013 (Note 9).

Pursuant to the terms of the Agreement dated February 28, 2012 to purchase a property located in Pinal County, State of Arizona, the Company agreed to provide a work commitment (the “Work Commitment”) for the Assets of $1,000,000 over a 5-year period. The Company also agreed to grant to the Seller an additional One Million (1,000,000) post-split Shares upon discovery of a twenty five million (25,000,000) ton copper deposit on said property.  This Agreement has been terminated as of February 21. 2013.

NOTE 8 – INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of March 31, 2013 the Company has incurred a loss of $963,363 resulting in a net operating loss carryforward for income tax purposes.  The loss results in a deferred tax asset of approximately $328,000 at the effective statutory rate.  The deferred tax asset has been off-set by an equal valuation allowance.

NOTE 9 – SUBSEQUENT EVENTS

On May 3, 2013, the Company and United Copper Holdings Ltd (“United Copper”) agreed to terminate the purchase agreement dated June 27, 2011 relating to the 28 Lode claims located in Okanogan County, Washington (the “Agreement”).  It was agreed that United Copper would retain all payments it had received under the Agreement, that no further payments would be required  under the Agreement as all outstanding payments due were forgiven  and that the Company would return to United Copper the property and any recorded claims it had previously acquired from United Copper.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our financial condition and results of operations for the period January 1, 2013 through March 31, 2013 should be read in conjunction with the financial statements, including footnotes, and other information presented elsewhere in this Report on Form 10-Q and the risk factors and the financial statements for the year ended December 31, 2012 and the other information set forth in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on April 15, 2013.  In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2013.

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

We believe that an expanded exploration and drilling program is currently our best option for increasing the value of our Company. However, we have no revenues, our stock has limited trading volume, and we believe our stock price does not reflect the true value of our Company. These factors limit our ability to obtain financing.  In December 2010, in an effort to generate revenue to continue our operations, we acquired two properties, one located in Arizona and the other in Mexico. In April 2011, we acquired an undivided interest in six mineral claims located in southwestern British Columbia. In May 2011, we assigned the property located in Arizona and the property located in Mexico back to the original owner that had sold us the properties in exchange for a termination of all of our payment obligations for such assets. In June 2011 we acquired a 75% interest in 28 lode claims and approximately 560 acres in Okanogan County, State of Washington. In May 2013, we assigned the property located in Okanogan County, State of Washington back to the original owner that had sold us the properties in exchange for a termination of all of our payment obligations for such assets.  In February 2012 we acquired one (1) patented mining claim (the “Zellweger Patented Claim”) and twenty-six (26) lode mining claims (the “Kelvin Prospect Claims”) in Sections 8, 9 and 17, Township 4 South, Range 13 East, G.&S.R.B.&M., Pinal County, Arizona.  In February 2013, we assigned the property located in Pinal County, Arizona back to the original owner that had sold us the properties in exchange for a termination of all of our payment obligations for such assets  While, due to the lack of capital, we have not commenced any exploitation program at this time, we have the legal and functional capability to do so, including the required exploitation permits when we obtain suitable properties.

Results of Operations

Working Capital

	March 31, 2013 $	December 31, 2012 $
Current Assets	7,105	10,698
Current Liabilities	62,818	228,290
Working Deficit	(55,713)	(217,592)

Cash Flows

	March 31, 2013 $	March 31 2012 $
Cash Flows used in Operating Activities	(23,681)	(59,567)
Cash Flows used in Investing Activities	(8,312)	(40,000)
Cash Flows from Financing Activities	28,400	160,000
Net change in Cash During Period	(3,593)	60,433

Results of Operation for the three months ended March 31, 2013 and March 31, 2012.

For the three months ended March 31, 2013 as compared to the three months March 31, 2012, total revenues were $0 and $0, respectively; and net losses were $244,488 and $70,289, respectively. The net losses were attributable to operating expenses.  The increased expenses were incurred due to loss on disposal of mineral property and the amortization of the discount on the note payable associated with the cancel property purchase agreement.

Liquidity and Capital Resources

At March 31, 2013 we had cash or cash equivalents of $7,105 and had a working capital deficit of $55,713. At March 31, 2013 our assets consisted of the cash described above, IT equipment of $2,363, website of $14,255, and mineral properties which had a net value of $18,000. However, subsequent to the end of the quarter we terminated our agreement with  United Copper Holdings Ltd and we returned to United Copper Holdings Ltd the property located in Okanogan County, Washington.

Our net cash used in operating activities for the three months ended March 31, 2013 was $23,681 and was primarily the result of our net loss of $244,488. Our net cash used in operating activities for the three months ended March 31, 2012 was $59,567 and was the result of our net loss of $70,289.  Net cash used in investing activities for the three months ended March 31, 2013  was $8,312, resulting from our investment in our website and additional stake claims for our mineral properties in the amount of $5,000. Net cash used in investing activities for the three months ended March 31, 2012 was $40,000, resulting from our investment in mineral properties.  Our cash provided by financing activities for the three months ended March 31, 2013 was $28,400 from the proceeds from a partial payment of a $45,000 stock subscription that we received To date no stock has been issued in connection with such transaction as we are waiting to receive the remaining $16,600 investment that was committed to by the subscriber as full payment of the subscription.  Our cash provided by financing activities for the three months ended March 31, 2012 was $160,000 and consisted of $310,000 from the proceeds of the sale of our common stock offset by the payment of $150,000 for Note payables.

The amount of funds we will need to operate is subject to many factors, some of which are beyond our control. We have based our estimate on assumptions that may prove to be wrong. We may need to obtain additional funds sooner or in greater amounts than we currently anticipate. Potential sources of financing include strategic relationships, public or private sales of our shares or debt and other sources. We may seek to access the public or private equity markets when conditions are favorable due to our long-term capital requirements. We do not have any committed sources of financing at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all. If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted. If we are not able to obtain financing when needed, we may be unable to carry out our business plan. As a result, we may have to significantly limit our operations and our business, financial condition and results of operations would be materially harmed.

Recent Developments

On May 3, 2013, the Company and United Copper agreed to terminate the purchase agreement dated June 27, 2011 relating to the 28 Lode claims located in Okanogan County, Washington (the “Agreement”).  It was agreed that United Copper would retain all payments it had received under the Agreement, that no further payments would be required  under the Agreement as all outstanding payments due were forgiven  and that the Company would return to United Copper the property and any recorded claims it had previously acquired from United Copper.

Critical Accounting Policies

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the condensed financial statements are prepared. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions.  On a regular basis, we review our critical accounting policies and how they are applied in the preparation of our condensed financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our condensed financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Annual Report on Form 10-K.

Plan of Operations

We are developing a gold and metals exploration company.  Craig Russell, our Chief Executive Officer, President, Chief Financial Officer, Secretary and Treasurer, has experience in the precious metals industry.  The Company plans to leverage his vast knowledge of the industry to acquire properties for exploration.  We recently returned two of our remaining properties to their owners We intend to commence exploration activities on our remaining property and  acquire additional more suitable properties for exploration activities, upon receipt of additional financing.

Off Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Current and Future Financing Needs

The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control, including the price of properties. We have based our estimate on assumptions that may prove to be wrong. We may need to obtain additional funds sooner or in greater amounts than we currently anticipate. Potential sources of financing include strategic relationships, public or private sales of our shares or debt and other sources. We may seek to access the public or private equity markets when conditions are favorable due to our long-term capital requirements. We do not have any committed sources of financing at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all. If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted. If we are not able to obtain financing when needed, we may be unable to carry out our business plan. As a result, we may have to significantly limit our operations and our business, financial condition and results of operations would be materially harmed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because the Company is a smaller reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer who is also our Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer who is also our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer who is also our Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2013, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A.  Risk Factors.

Not applicable because the Company is a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

1.Quarterly Issuances:

Other than as previously disclosed, we did not issue any unregistered securities during the quarter.

2. Subsequent Issuances:

Subsequent to the quarter, we did not issue any unregistered securities other than as previously disclosed.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

None.

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

BONANZA GOLD CORP.

Date: May 15, 2013	By:	/s/ Craig Russell
Craig Russell
President and Chief Executive Officer
(Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)