Form 10-Q
period 2013-06-30
BONANZA GOLD CORP.
filed 2013-08-14
CIK 1425289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of August 14, 2013, the registrant had 6,148,005 shares of common stock outstanding.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

BONANZA GOLD CORP.

(AN EXPLORATION STATE COMPANY)

INDEX TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2013

Balance Sheets as of June 30, 2013 (Unaudited) and December 31, 2012(Audited)	4

Statements of Operations for the Three and Six Months Ended June 30, 2013 and 2012, and Inception (August 7, 2006 ) to June 30, 2013 (Unaudited)	5

Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012 and Inception (August 7, 2006) to June 30, 2013 (Unaudited)	6

Notes to the Financial Statements	7

BONANZA GOLD CORP.
(AN EXPLORATION STATE ENTITY)
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,989	$10,698
Total current assets	2,989	10,698
Equipment, net of accumulated depreciations of $786 and $301, respectively	2,121	2,605
Website, net of accumulated amortization of $0	14,225	10,913
Mineral Properties, net	-	1,854,770
TOTAL ASSETS	$19,335	1,878,985

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Current Liabilities
Accounts Payable	$42,306	$28,290
Note Payable - current portion	-	200,000
Total current liabilities	42,306	228,290
Long-Term Liabilities
Note Payable	-	1,455,732
Total long-term liabilities	-	1,455,732
TOTAL LIABILITIES	42,306	1,684,022

COMMITMENTS AND CONTINGENCIES (NOTE 7)	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, par $0.001, 250,000,000 shares authorized, 6,148,005 shares
issued and outstanding	6,148	6,148
Additional paid in capital	907,690	907,690
Stock payable	80,000	-
Deficit accumulated during the exploration state	(1,016,809)	(718,875)

TOTAL STOCKHOLDERS' EQUITY (DEFICT)	(22,971)	194,963
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$19,335	1,878,985

The accompanying notes to the condensed unaudited financial statements are an integral part of these statements.
*On January 5, 2011, the Company enacted a 1 to 150 reverse stock split

BONANZA GOLD CORP.
(AN EXPLORATION STATE ENTITY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

					From Inception
	Three Months Ended June 30,		Six Months Ended June 30,		(August 7, 2006) to June 30,
	2013	2012	2013	2012	2013

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES
Selling, general and administrative	35,338	80,401	93,788	150,688	1,781,196

NET OPERATING LOSS	(35,338)	(80,401)	(93,788)	(150,688)	(1,781,196)

OTHER INCOME	-	9	-	9	999,430
OTHER EXPENSE	(18,108)	-	(59,878)	-	(59,878)
INTEREST EXPENSE	-	-	(144,268)	-	(175,165)

NET INCOME (LOSS) BEFORE INCOME TAXES	(53,446)	(80,392)	(297,934)	(150,679)	(1,016,809)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(53,446)	$(80,392)	$(297,934)	$(150,679)	$(1,016,809)

Weighted Average Number of Shares Outstanding: basic and diluted	6,148,005	5,123,000	6,148,005	4,169,260

Net Loss Per Share: basic and diluted	$(0.01)	$(0.02)	$(0.05)	$(0.04)

The accompanying notes to the condensed unaudited financial statements are an integral part of these statements.
*On January 5, 2011, the Company enacted a 1 to 150 reverse stock split

BONANZA GOLD CORP.
(AN EXPLORATION STATE ENTITY)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
			From Inception
			(August 7, 2006)
	Six Months Ended June 30,		to June 30,
	2013	2012	2013
Cash (used in) operating activities:
Net loss for the period	$(297,934)	$(150,679)	$(1,016,809)
Adjustments to Reconcile Net Loss to Net Cash Used in
Operating Activities:
Common stock issued for services	-	-	1,000
Impairment of mineral properties	-	-	1,011,670
Gain (Loss) on disposal of mineral properties	59,770	-	(940,240)
Depreciation expense	484	-	786
Amortization of discount on note payable	144,268	-	174,917
Changes in Assets and Liabilities
Prepaid	-	-	-
Accounts payable	14,015	17,003	38,395
Accrued interest	-	-	-
Net cash used in operating activities	(79,397)	(133,676)	(730,281)

Cash Flows from investing Activities:
Equipment	-	-	(2,906)
Website	(3,312)	-	(14,225)
Mineral Properties	(5,000)	(40,000)	(72,280)
Net cash used in Investing Activities	(8,312)	(40,000)	(89,411)

Cash Flows from Financing Activities:
Advances from directors	-	-	170,811
Proceeds from notes payable - affiliate	-	-	200
Payments on notes payable	-	(150,000)	(150,180)
Proceeds from stock payable	80,000	-	80,000
Proceeds from sale of common stock	-	310,000	721,850
Net Cash Provided by Financing Activities	80,000	160,000	822,681

Net Decrease in Cash and Cash Equivalents	(7,709)	(13,676)	2,989
Cash and Cash Equivalents - Beginning	10,698	14,367	-
Cash and Cash Equivalents - End	$2,989	691	2,989

Supplemental disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Supplemental Non-Cash Investing and Financing Information
Common stock issued for acquisition of mineral properties			$-
Note payable issued for acquisition of mineral properties	$-	$1,950,000	$1,950,000
Discount on non-interest bearing note payable	$144,268	$30,649	$174,917
Conversion of related party	$-	$-	$18,560
Forgiveness of shareholder's loan	$-	$-	$152,768

Cancellation of note payable in connection with disposal of mineral property agreement	$1,800,000	$-	$2,800,000

The accompanying notes to the condensed unaudited financial statements are an integral part of these statements.

BONANZA GOLD CORP.

(AN EXPLORATION STATE ENTITY)

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2013

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

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.  The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2013 are not necessarily indicative of the results for the full years. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited combined financial statements and the footnotes thereto for the periods ended December 31, 2012 filed in its annual report on Form 10-K. The Company is currently in the exploration state. All activities of the Company to date relate to its organization, initial funding and share issuances.  The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to exploration state companies. An exploration-state company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred losses of $1,016,809 since its inception, has not yet produced revenues from operations, and has a working capital deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Exploration State Entity

The Company follows FASB ASC 915, Development Stage Entities.  The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company's development stage activities

Cash and Cash Equivalents

For the purpose of the financial statements cash equivalents include all highly liquid investments with maturity of three months or less. Cash and cash equivalents were $2,989 and $10,698 at June 30, 2013 and December 31, 2012, respectively.

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

Basic Income (Loss) Per Share.

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share.

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

NOTE 4 – MINERAL PROPERTIES

On April 29, 2011, the Company executed an asset purchase agreement for the acquisition of certain assets from Independent Resources, Inc. pursuant to which the Company acquired an undivided interest in six (6) mineral claims representing 1002.16 ha that has been staked and recorded as MTO Cell Claims (the “Assets”). The property is located east of Harrison Lake and northwest of Hope in southwestern British Columbia. The Company acquired the Assets from the seller for $10,000, which was funded by a loan from the Chief Executive Officer to the Company at that time.

United Copper Holdings Ltd.

On June 30, 2011, the Company executed a Property Purchase Agreement (the “Agreement”) for the acquisition of certain property from United Copper Holdings Ltd. (the “Seller”) pursuant to which the Company acquired a 75% interest in 28 Lode claims and approximately 560 acres.  The property is located in Okanogan County, State of Washington (the “Assets”). The Company acquired the Assets from the Seller in exchange for 200,000 shares of its common stock (the Shares”), which was to be issued to the Seller as follows: (i) 100,000 Shares were issued upon the closing of the Agreement; (ii) 50,000 Shares to be issued within 6 months of the closing of the Agreement; and (iii) 50,000 Shares are to be issued within 12 months of the closing of the Agreement.  In addition, the Seller will retain a 5% Net Smelter Returns Royalty on the gross mineral production. Pursuant to the terms of the Agreement, the Company agreed to provide a work commitment (the “Work Commitment”) for the Assets of $1,000,000 over a 2-year period and the Company will be entitled to earn a further 25% interest in the Assets after $500,000 of the Work Commitment is expended.  The Company also agreed to grant to the Seller an additional 200,000 Shares upon discovery of a 25 million ton copper deposit within the Work Commitment period.

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

Century Copper LLC

On February 28, 2012, the Company executed a Property Purchase Agreement (the “Agreement”) for the acquisition of certain property from Century Copper LLC (the “Seller”) pursuant to which the Company acquired a 100% interest in 1 patented mining claim and 26 lode mining claims located in Pinal County, State of Arizona (the “Assets”). The Company acquired the Assets from the Seller for a purchase price of  $2,000,000 which was to be payable as follows: (i) Fifty Thousand Dollars ($50,000) for the Zellweger Patented Claim, of which (x) Ten Thousand Dollars ($10,000) was previously paid upon execution of a letter of intent between the parties; and (y) Forty Thousand Dollars ($40,000) was paid upon execution of the agreement; and (ii) One Million Nine Hundred Fifty Thousand Dollars ($1,950,000) was to be payable over a ten year period, of which (x) One Hundred Fifty Thousand Dollars ($150,000) was paid on or before February 28, 2012; and (ii) Two Hundred Thousand Dollars ($200,000) is to be paid annually thereafter commencing on February 28, 2013 until the total amount is paid or the agreement is mutually terminated.  The note was non-interest bearing (see NOTE 5).  The Company also agreed to issue 1,000,000 shares of its  common stock (the Shares”), which were to be issued to the Seller as follows: i) 250,000 of its shares were to be issued within 4 months of closing of the definitive agreement, ii) 250,000 of its shares were to be issued within 8 months of the closing of the definitive agreement, iii) 250,000 of its shares were to be issued within 12 months of the closing of the definitive agreement, and iv) 250,000 of its shares were to be issued within 18 months of the closing of the definitive agreement.  None of the shares were issued.  In addition, the Seller was to retain; i) a 5% Net Smelter Returns Royalty on the 26 mining claims included in the property, ii) a 2% Net Smelter Returns Royalty on the gross mineral production patented mining claim.  In addition, we agreed to provide a work commitment for the property of One Million Dollars ($1,000,000) over five (5) years and were to grant the seller an additional One Million (1,000,000) shares of post-split common stock upon discovery of a twenty-five million (25,000,000) ton copper deposit on said property.

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

NOTE 5 – NOTE PAYABLE

The note payable was incurred in February 2012 (see NOTE 4), in the amount of $1,950,000 for the purchase of a mineral property.  The note was payable in annual installments of $200,000 each February, matures in February 2021 and bears no interest.  The note was discounted using the Company’s effective borrowing rate of 2.04%.  The total discount on the note was $174,917 which will be amortized over the life of the note.

In February 2013, the note payable was cancelled in connection with the cancellation of the Property Purchase Agreement with Century Copper LLC.  Due to the cancellation, the Company recognized the remaining discount of $144,268 during the quarter ended March 31, 2013.  The amount was recorded as interest expense.

NOTE 6 – SHAREHOLDER’S EQUITY

Common Stock

The Company has authorized 250,000,000 common shares with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

There were 6,148,005 common shares issued and outstanding at June 30, 2013 and December 31, 2012.

During the six months ended June 30, 2013, the Company received $80,000 to issue 400,000 Units of the Company’s unregistered Securities at a price of $0.20 per Unit. Each Unit consists of one share of common stock of the Company and one common share purchase warrant subject to adjustment.  One Warrant shall be non-transferable and shall entitle the holder thereof to purchase one share of common stock of the Company, as presently constituted, for a period of three (3) years commencing from the closing, at a price per Warrant Share of $1.25 per Warrant Share.  To date no stock has been issued in connection with such transaction as the Company is waiting to receive completed documentation of the subscribed amount before issuing any stock.  The $80,000 was recorded as a stock payable as no shares have been issued.

Warrants

As of June 30, 2013, the Company has issued 4,550,000 warrants that are vested and remain outstanding.

The Company has no stock option plan or other potentially dilutive securities as of June 30, 2013 or December 31, 2012 and thus anti-dilution issues are not applicable.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

United Copper Holdings LLC

Pursuant to the terms of the Agreement dated June 30, 2011 to purchase a property located in Okanogan County, State of Washington, the Company agreed to provide a work commitment (the “Work Commitment”) for the Assets of $1,000,000 over a 2-year period and the Company will be entitled to earn a further 25% interest in the Assets after $500,000 of the Work Commitment is expended.  The Company also agreed to grant to the Seller an additional 200,000 Shares upon discovery of a 25 million ton copper deposit within the Work Commitment period. This Agreement has been terminated as of May 3, 2013

Century Copper LLC

Pursuant to the terms of the Agreement dated February 28, 2012 to purchase a property located in Pinal County, State of Arizona, the Company agreed to provide a work commitment (the “Work Commitment”) for the Assets of $1,000,000 over a 5-year period. The Company also agreed to grant to the Seller an additional One Million (1,000,000) post-split Shares upon discovery of a twenty five million (25,000,000) ton copper deposit on said property.  This Agreement has been terminated as of February 21, 2013.

NOTE 8 – INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of June 30, 2013 the Company has incurred a loss of $1,016,809 resulting in a net operating loss carryforward for income tax purposes. Net operating losses begin expiring in 2026. The loss results in a deferred tax asset of approximately $345,700 at the effective statutory rate.  The deferred tax asset has been off-set by an equal valuation allowance.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation no events have occurred requiring adjustment or disclosure.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our financial condition and results of operations for the period January 1, 2013 through June 30, 2013 should be read in conjunction with the financial statements, including footnotes, and other information presented elsewhere in this Report on Form 10-Q and the risk factors and the financial statements for the year ended December 31, 2012 and the other information set forth in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on April 15, 2013.  In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2013.

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

Results of Operations

Working Capital

	June 30, 2013 $	December 31, 2012 $
Current Assets	2,989	10,698
Current Liabilities	42,306	228,290
Working Deficit	(39,317)	(217,592)

Cash Flows

	June 30, 2013 $	June 30, 2012 $
Cash Flows used in Operating Activities	(79,397)	(133,676)
Cash Flows used in Investing Activities	(8,312)	(40,000)
Cash Flows from Financing Activities	80,000	160,000
Net change in Cash During Period	(7,709)	(13,676)

Results of Operations for the three months ended June 30, 2013 and June 30, 2012.

For the three months ended June 30, 2013 as compared to the three months June 30, 2012, total revenues were $0 and $0, respectively; and net losses were $53,446 and $80,392, respectively. The net losses were attributable to operating expenses of $35,338 and mineral property write off of 18,000 for the three months ended June 30, 2013 as compared to $80,401 in operating expenses for the same period in 2012.  The decrease in total expenses in the current period, were primarily due to decreases in payroll expenses, consultant fees, and travel expenses as compared to the same period in 2012.

Results of Operations for the six months ended June 30, 2013 and June 30, 2012.

For the six months ended June 30, 2013 as compared to the six months June 30, 2012, total revenues were $0 and $0, respectively; and net losses were $297,934 and $150,679, respectively. The net losses were attributable to operating expenses of $93,788, mineral property write off of 59,878, and interest expense of 144,268 for the six months ended June 30, 2013 as compared to $150,688 in operating expenses for the same period in 2012. The increased expenses were incurred due to loss on disposal of mineral property and the amortization of the discount on the note payable associated with the cancel property purchase agreement.

Liquidity and Capital Resources

At June 30, 2013 we had cash or cash equivalents of $2,989 and had a working capital deficit of $39,317. At June 30, 2013 our assets consisted of the cash described above, IT equipment of $2,121, and website of $14,255.

Our net cash used in operating activities for the six months ended June 30, 2013 was $79,397 and was primarily the result of our net loss of $297,934. Our net cash used in operating activities for the six months ended June 30, 2012 was $133,676 and was the result of our net loss of $150,679.  Net cash used in investing activities for the six months ended June 30, 2013 was $8,312, resulting from our investment in our website in the amount of $3,312 and additional stake claims for our mineral properties in the amount of $5,000. Net cash used in investing activities for the six months ended June 30, 2012 was $40,000, resulting from our investment in mineral properties.  Our cash provided by financing activities for the six months ended June 30, 2013 was $80,000 from the proceeds of a stock subscription that we received. To date no stock has been issued in connection with such transaction and has been recorded as a stock payable. Our cash provided by financing activities for the six months ended June 30, 2012 was $160,000 and consisted of $310,000 from the proceeds of the sale of our common stock offset by the payment of $150,000 for Note payables.

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

Liquidity

We have no known demands or commitments and are not aware of any events or uncertainties as of June 30, 2013 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources.

We had no material commitments for capital expenditures as of June 30, 2013 and December 31, 2012.

Off Balance Sheet Arrangements.

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Developments

On May 3, 2013, the Company and United Copper agreed to terminate the purchase agreement dated June 27, 2011 relating to the 28 Lode claims located in Okanogan County, Washington (the “Agreement”).  It was agreed that United Copper would retain all payments it had received under the Agreement and that no further payments would be required  under the Agreement as all outstanding payments due were forgiven  and that the Company would return to United Copper the property and any recorded claims it had previously acquired from United Copper.

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

Plan of Operations

We are developing a gold and metals exploration company.  Craig Russell, our Chief Executive Officer, President, Chief Financial Officer, Secretary and Treasurer, has experience in the precious metals industry.  The Company plans to leverage his vast knowledge of the industry to acquire properties for exploration.  We recently returned two of our remaining properties to their owners.  We intend to commence exploration activities on our remaining property and acquire additional more suitable properties for exploration activities, upon receipt of additional financing.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer who is also our Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer who is also our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer who is also our Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2013, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

1. Quarterly Issuances:

Other than as previously disclosed, we did not issue any unregistered securities during the quarter.

We are obliged to issue 400,000 units of our unregistered securities consisting of one share of our common stock and a warrant exercisable for one share of our common stock at a price of $0.20 per unit, for the $80,000 we received during the six months ended June 30, 2013. The issuance of the securities will be will be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act. The recipients of the securities represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends will be placed upon the stock certificates upon issuance.

2. Subsequent Issuances:

Subsequent to the quarter, we did not issue any unregistered securities other than as previously disclosed.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not Applicable.

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

BONANZA GOLD CORP.

Date: August 14, 2013	By:	/s/ Craig Russell
Craig Russell
President and Chief Executive Officer
(Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)