Form 10-K/A
period 2012-12-31
BONANZA GOLD CORP.
filed 2013-10-25
CIK 1425289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

to

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

As of April 12, 2013, the issuer had 6,148,005 shares of common stock outstanding.

Documents incorporated by reference: None

BONANZA GOLD CORP.

FORM 10-K

Explanatory Note

Bonanza Gold Corp (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Company’s Annual Report on Form 10-K for the period ended December 31, 2012 (the “Form 10-K”), filed with the Securities and Exchange Commission on March 14, 2013 (the “Original Filing Date”), for the sole purpose of furnishing the report of the predecessor independent registered accounting firm that conducted the audit of the Company’s 2011financial statements.  Except as described above, the Amendment does not amend, update or change the financial statements of the Company or any other items or disclosures contained in the Original 10-K and does not otherwise reflect events occurring after the original filing date of the Original 10-K. Accordingly, the Amendment should be read in connection with the Company’s filings with the SEC subsequent to the filing of the Amendment.

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

Holders

As of April 12, 2013, there were approximately 11 shareholders of record of our common stock and 6,148,005 shares of common stock deemed outstanding.

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

NOTE 4 – EMPLOYMENT AGREEMENTS

On June 24, 2011 the Company appointed Mr. Craig Russell to its board of directors.  There was no arrangement or understanding between Mr. Russell and any person pursuant to which he was selected as a director.  Mr. Russell also serves as the Company’s Chief Executive Officer and has an employment agreement with the Company that requires monthly compensation of $6,500. Total compensation paid on this employment agreement was $78,000 and $45,500 for the years ended December 31, 2012 and 2011.

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

Below is certain information regarding our directors and executive officers as April 12, 2013:

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

Employment Agreements

None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock and warrants to purchase shares of our common stock as of April 12, 2013 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent of the outstanding shares of our common stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group.  As of April 12, 2013, there were 6,148,005 shares of common stock outstanding.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. The principal address of each of the stockholders listed below is c/o Columbia Tower, 701 Fifth Avenue, Office 4263, Seattle, WA, 98104-5119.  We believe that all persons named in the table have sole voting and investment power with respect to shares beneficially owned by them. All share ownership figures include shares issuable upon exercise of options or warrants exercisable within 60 days of April 12, 2012, which are deemed outstanding and beneficially owned by such person for purposes of computing his or her percentage ownership, but not for purposes of computing the percentage ownership of any other person.  Such amounts include the 50,000 shares that were to be issued in connection with our acquisitions, but have not yet been issued.

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

BONANZA GOLD CORP.
Date: October 25, 2013	By: /s/ Craig Russell
Craig Russell
Chairman, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)