Form 10-Q
period 2013-09-30
BONANZA GOLD CORP.
filed 2013-11-12
CIK 1425289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to ________

Commission File Number:   000-54027

BONANZA GOLD CORP.

(Exact name of registrant as specified in its charter)

Nevada	20-8560967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of November 12, 2013, the registrant had 6,123,005 shares of common stock outstanding.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

BONANZA GOLD CORP.

(AN EXPLORATION STATE COMPANY)

INDEX TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

Balance Sheets as of September 30, 2013 (Unaudited) and December 31, 2012 (Audited)	4

Statements of Operations for the Three and Nine Months Ended September 30, 2013 and 2012, and Inception (August 7, 2006 ) to September 30, 2013 (Unaudited)	5

Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012 and Inception (August 7, 2006) to September 30, 2013 (Unaudited)	6

Notes to the Financial Statements	7

BONANZA GOLD CORP.
(AN EXPLORATION STATE ENTITY)
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$12,608	$10,698
Total current assets	12,608	10,698

Equipment, net of accumulated depreciations of $1,028 and $301, respectively	1,879	2,605

Website, net of accumulated amortization of $0	14,225	10,913

Mineral Properties, net	-	1,854,770

TOTAL ASSETS	$28,712	1,878,985

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Current Liabilities
Accounts Payable	$32,946	$28,290
Note Payable - current portion	-	200,000
Total current liabilities	32,946	228,290

Long-Term Liabilities
Note Payable	-	1,455,732
Total long-term liabilities	-	1,455,732

TOTAL LIABILITIES	32,946	1,684,022

COMMITMENTS AND CONTINGENCIES (NOTE 7)	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, par $0.001, 250,000,000 shares authorized, 6,123,005 and 6,148,005 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	6,123	6,148
Additional paid in capital	907,690	907,690
Stock payable	125,000	-
Deficit accumulated during the exploration state	(1,042,929)	(718,875)
Accumulated other comprehensive income (loss)	(118)

TOTAL STOCKHOLDERS' EQUITY (DEFICT)	(4,234)	194,963

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$28,712	1,878,985

The accompanying notes to the condensed unaudited financial statements are an integral part of these statements.
*On January 5, 2011, the Company enacted a 1 to 150 reverse stock split

BONANZA GOLD CORP.
(AN EXPLORATION STATE ENTITY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

					From Inception
	Three Months Ended September 30,		Nine Months Ended September 30,		(August 7, 2006) to September 30,
	2013	2012	2013	2012	2013

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES
Selling, general and administrative	33,289	84,123	126,954	234,811	1,814,362

NET OPERATING LOSS	(33,289)	(84,123)	(126,954)	(234,811)	(1,814,362)

OTHER INCOME	7,280	-	-	9	999,430
OTHER EXPENSE	(137)	-	(52,465)	-	(52,465)
INTEREST EXPENSE	-	(248)	(144,635)	(248)	(175,532)

NET INCOME (LOSS) BEFORE INCOME TAXES	(26,145)	(84,371)	(324,054)	(235,050)	(1,042,929)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(26,145)	$(84,371)	$(324,054)	$(235,050)	$(1,042,929)

OTHER COMPREHENSIVE INCOME (LOSS)

Foreign currency translation gain (loss)	(118)	-	(118)	-	(118)

TOTAL COMPREHENSIVE INCOME (LOSS)	$(26,263)	$(84,371)	$(324,172)	$(235,050)	$(1,043,047)

Net Loss Per Share: basic and diluted	$(0.00)	$(0.02)	$(0.05)	$(0.05)

Weighted Average Number of Shares Outstanding: basic and diluted	6,123,005	5,387,280	6,123,005	4,610,680

The accompanying notes to the condensed unaudited financial statements are an integral part of these statements.
*On January 5, 2011, the Company enacted a 1 to 150 reverse stock split

BONANZA GOLD CORP.
(AN EXPLORATION STATE ENTITY)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
			From Inception
			(August 7, 2006) to
	Nine Months Ended September 30,		September 30,
	2013	2012	2013
Cash (used in) operating activities:
Net loss for the period	$(324,054)	$(235,050)	$(1,042,929)
Adjustments to Reconcile Net Loss to Net Cash Used in
Operating Activities:
Common stock issued for services	-	-	1,000
Impairment of mineral properties	-	-	1,011,670
Gain (Loss) on disposal of mineral properties	59,745	-	(940,265)
Depreciation expense	726	59	1,028
Amortization of discount on note payable	144,268	-	174,917
Changes in Assets and Liabilities
Prepaid expenses	-	(512)	-
Accounts payable	4,655	(8,445)	32,946
Accrued interest	-	-	-
Net cash used in operating activities	(114,660)	(243,948)	(761,633)

Cash Flows from investing Activities:
Equipment	-	(2,906)	(2,906)
Website	(3,312)	-	(14,225)
Mineral Properties	(5,000)	(47,280)	(72,280)
Net cash used in Investing Activities	(8,312)	(50,186)	(89,411)

Cash Flows from Financing Activities:
Advances from directors	-	-	166,900
Proceeds from notes payable - affiliate	-	-	200
Payments on notes payable	-	(150,000)	(150,180)
Proceeds from stock payable	125,000	-	125,000
Proceeds from sale of common stock	-	460,000	721,850
Net Cash Provided by Financing Activities	125,000	310,000	863,770

Effect of Exchange Rate changes on cash and cash equivalents	(118)	-	(118)

Net Decrease in Cash and Cash Equivalents	1,910	15,866	12,608
Cash and Cash Equivalents - Beginning	10,698	14,367	-
Cash and Cash Equivalents - End	$12,608	30,233	12,608

Supplemental disclosures:
Cash paid for interest	$-	$248	$248
Cash paid for income taxes	$-	$-	$-
Supplemental Non-Cash Investing and Financing Information
Common stock issued for acquisition of mineral properties	$-	$-	$19,635
Note payable issued for acquisition of mineral properties	$-	$1,950,000	$1,950,000
Discount on non-interest bearing note payable	$144,268	$30,649	$174,917
Conversion of related party debt	$-	$-	$18,560
Forgiveness of shareholder's loan	$-	$-	$152,768
Cancellation of note payable in connection with disposal of mineral property agreement	$1,800,000	$-	$2,800,000

The accompanying notes to the condensed unaudited financial statements are an integral part of these statements.

BONANZA GOLD CORP.

(AN EXPLORATION STATE ENTITY)

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.  The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2013 are not necessarily indicative of the results for the full years. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited combined financial statements and the footnotes thereto for the periods ended December 31, 2012 filed in its annual report on Form 10-K. The Company is currently in the exploration state. All activities of the Company to date relate to its organization, initial funding and share issuances.  The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to exploration state companies. An exploration-state company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred losses of $1,042,929 since its inception, has not yet produced revenues from operations, and has a working capital deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Exploration State Entity

The Company follows FASB ASC 915, Development Stage Entities.  The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company's development stage activities.

Cash and Cash Equivalents

For the purpose of the financial statements cash equivalents include all highly liquid investments with maturity of three months or less. Cash and cash equivalents were $12,608 and $10,698 at September 30, 2013 and December 31, 2012, respectively.

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

NOTE 4 – WEBSITE

Website totaled $14,225 and $10,913 at September 30, 2013 and December 31, 2012.  Costs represent expenses incurred in the application and infrastructure development phase.  These capitalized costs are amortized on a straight-line basis, 15 year useful life, based on analysis of pertinent factors that include obsolescence and technology.  Additionally, management reviews for impairment annually.  Amortization will begin when the website is present on the internet.

NOTE 5 – MINERAL PROPERTIES

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

On May 3, 2013, the Company and United Copper Holdings Ltd (“United Copper”) agreed to terminate the purchase agreement dated June 30, 2011 relating to the 28 Lode claims located in Okanogan County, Washington (the “Agreement”).  It was agreed that United Copper would retain all payments it had received under the Agreement, that no further payments would be required  under the Agreement as all outstanding payments due were forgiven  and that the Company would return to United Copper the property and any recorded claims it had previously acquired from United Copper.  Additionally, $18,000 was removed from Mineral Properties Held for Disposal, net.

Century Copper LLC

On February 28, 2012, the Company executed a Property Purchase Agreement (the “Agreement”) for the acquisition of certain property from Century Copper LLC (the “Seller”) pursuant to which the Company acquired a 100% interest in 1 patented mining claim and 26 lode mining claims located in Pinal County, State of Arizona (the “Assets”). The Company acquired the Assets from the Seller for a purchase price of  $2,000,000 which was to be payable as follows: (i) Fifty Thousand Dollars ($50,000) for the Zellweger Patented Claim, of which (x) Ten Thousand Dollars ($10,000) was previously paid upon execution of a letter of intent between the parties; and (y) Forty Thousand Dollars ($40,000) was paid upon execution of the agreement; and (ii) One Million Nine Hundred Fifty Thousand Dollars ($1,950,000) was to be payable over a ten year period, of which (x) One Hundred Fifty Thousand Dollars ($150,000) was paid on or before February 28, 2012; and (ii) Two Hundred Thousand Dollars ($200,000) is to be paid annually thereafter commencing on February 28, 2013 until the total amount is paid or the agreement is mutually terminated.  The note was non-interest bearing (see NOTE 6).  The Company also agreed to issue 1,000,000 shares of its  common stock (the Shares”), which were to be issued to the Seller as follows: i) 250,000 of its shares were to be issued within 4 months of closing of the definitive agreement, ii) 250,000 of its shares were to be issued within 8 months of the closing of the definitive agreement, iii) 250,000 of its shares were to be issued within 12 months of the closing of the definitive agreement, and iv) 250,000 of its shares were to be issued within 18 months of the closing of the definitive agreement.  None of the shares were issued.  In addition, the Seller was to retain; i) a 5% Net Smelter Returns Royalty on the 26 mining claims included in the property, ii) a 2% Net Smelter Returns Royalty on the gross mineral production patented mining claim.  In addition, we agreed to provide a work commitment for the property of One Million Dollars ($1,000,000) over five (5) years and were to grant the seller an additional One Million (1,000,000) shares of post-split common stock upon discovery of a twenty-five million (25,000,000) ton copper deposit on said property.

On February 21, 2013, the Company notified Century Copper LLC of the termination of its agreement with Century Copper LLC dated February 28, 2012 (the “Agreement”) pursuant to which the Company acquired certain property known as the Kelvin Project, consisting of one (1) patented mining claim (the “Zellweger Patented Claim”) and twenty-six (26) lode mining claims (the “Kelvin Prospect Claims”) in Sections 8, 9 and 17, Township 4 South, Range 13 East, G.&S.R.B.&M., Pinal County, Arizona.  In accordance with the termination provisions contained in the Agreement, Century Copper LLC retained the Two Hundred Thousand Dollars ($200,000) cash payment previously made to it, all documents conveying title claims to the property were released to Century Copper LLC and the Company has no further obligations under the Agreement.  Effective with the termination of the Agreement, the Company was relieved of the $1,800,000 Note Payable to Century Copper and (NOTE 6) no longer has the obligation to issue the One Million (1,000,000) of post-split shares of common stock.  Additionally, $1,836,770 was removed from Mineral Properties Held for Disposal, net.

NOTE 6 – NOTE PAYABLE

The note payable was incurred in February 2012 (see NOTE 5), in the amount of $1,950,000 for the purchase of a mineral property.  The note was payable in annual installments of $200,000 each February, matures in February 2021 and bears no interest.  The note was discounted using the Company’s effective borrowing rate of 2.04%.  The total discount on the note was $174,917 which will be amortized over the life of the note.

In February 2013, the note payable was cancelled in connection with the cancellation of the Property Purchase Agreement with Century Copper LLC; thereby removing the current portion of $200,000 and the long-term portion of $1,455,732.  Due to the cancellation, the Company recognized the remaining discount of $144,268 during the quarter ended March 31, 2013.  The amount was recorded as interest expense.

NOTE 7 – SHAREHOLDER’S EQUITY

Common Stock

The Company has authorized 250,000,000 common shares with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

There were 6,123,005 and 6,148,005 common shares issued and outstanding at September 30, 2013 and December 31, 2012.

During the nine months ended September 30, 2013, the Company received $125,000 to issue 625,000 Units of the Company’s unregistered Securities at a price of $0.20 per Unit. As of September 30, 2013 there were 625,000 unissued shares for which payment was received.  Each Unit consists of one share of common stock of the Company and one common share purchase warrant subject to adjustment.  One Warrant shall be non-transferable and shall entitle the holder thereof to purchase one share of common stock of the Company, as presently constituted, for a period of three (3) years commencing from the closing, at a price per Warrant Share of $1.25 per Warrant Share.  To date no stock has been issued in connection with such transaction as the Company is waiting to receive completed documentation of the subscribed amount before issuing any stock.  The $125,000 was recorded as a stock payable as no shares have been issued.

Warrants

As of September 30, 2013, the Company has issued 5,175,000 warrants that are exercisable and remain outstanding.

The Company has no stock option plan or other potentially dilutive securities as of September 30, 2013 or December 31, 2012 and thus anti-dilution issues are not applicable.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

NOTE 9 – INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of September 30, 2013 the Company has incurred a loss of $1,042,954 resulting in a net operating loss carryforward for income tax purposes. Net operating losses begin expiring in 2026. The loss results in a deferred tax asset of approximately $354,600 at the effective statutory rate.  The deferred tax asset has been off-set by an equal valuation allowance.

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation no events have occurred requiring adjustment or disclosure.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our financial condition and results of operations for the period January 1, 2013 through September 30, 2013 should be read in conjunction with the financial statements, including footnotes, and other information presented elsewhere in this Report on Form 10-Q and the risk factors and the financial statements for the year ended December 31, 2012 and the other information set forth in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on April 15, 2013.  In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2013, and as amended on October 25, 2013.

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

We believe that an expanded exploration and drilling program is currently our best option for increasing the value of our Company. However, we have no revenues, our stock has limited trading volume, and we believe our stock price does not reflect the true value of our Company. These factors limit our ability to obtain financing.  In December 2010, in an effort to generate revenue to continue our operations, we acquired two properties, one located in Arizona and the other in Mexico. In April 2011, we acquired an undivided interest in six mineral claims located in southwestern British Columbia. In May 2011, we assigned the property located in Arizona and the property located in Mexico back to the original owner that had sold us the properties in exchange for a termination of all of our payment obligations for such assets. In June 2011 we acquired a 75% interest in 28 lode claims and approximately 560 acres in Okanogan County, State of Washington. In May 2013, we assigned the property located in Okanogan County, State of Washington back to the original owner that had sold us the properties in exchange for a termination of all of our payment obligations for such assets.  In February 2012 we acquired one (1) patented mining claim (the “Zellweger Patented Claim”) and twenty-six (26) lode mining claims (the “Kelvin Prospect Claims”) in Sections 8, 9 and 17, Township 4 South, Range 13 East, G.&S.R.B.&M., Pinal County, Arizona.  In February 2013, we assigned the property located in Pinal County, Arizona back to the original owner that had sold us the properties in exchange for a termination of all of our payment obligations for such assets. While, due to the lack of capital, we have not commenced any exploration program at this time, we have the legal and functional capability to do so, including the required exploration permits when we obtain suitable properties.

Results of Operations

Working Capital

	September 30, 2013 $	December 31, 2012 $
Current Assets	12,608	10,698
Current Liabilities	32,946	228,290
Working Capital Deficiency	(20,338)	(217,592)

Cash Flows

	September 30, 2013 $	September 30, 2012 $
Cash Flows used in Operating Activities	(114,660)	(243,948)
Cash Flows used in Investing Activities	(8,312)	(50,186)
Cash Flows from Financing Activities	125,000	310,000
Net change in Cash During Period	1,910	15,866

Results of Operations for the three months ended September 30, 2013 and September 30, 2012.

For the three months ended September 30, 2013 as compared to the three months September 30, 2012, total revenues were $0 and $0, respectively; and net losses were $26,145 and $84,371, respectively. The net losses were attributable to operating expenses of $33,289 for the three months ended September 30, 2013 as compared to $84,123 in operating expenses for the same period in 2012.  The decrease in total expenses in the current period, were primarily due to decreases in payroll expenses, consultant fees, and travel expenses as compared to the same period in 2012.

Results of Operations for the nine months ended September 30, 2013 and September 30, 2012.

For the nine months ended September 30, 2013 as compared to the nine months September 30, 2012, total revenues were $0 and $0, respectively; and net losses were $324,079 and $235,051, respectively. The net losses were attributable to operating expenses of $126,954, mineral property write off of 52,465, and interest expense of 144,635 for the nine months ended September 30, 2013 as compared to $234,812 in operating expenses for the same period in 2012. The increased expenses were incurred mainly due to loss on disposal of mineral property and the amortization of the discount on the note payable associated with the cancel property purchase agreement.

Liquidity and Capital Resources

At September 30, 2013 we had cash or cash equivalents of $12,608 and had a working capital deficit of $20,338. At September 30, 2013 our assets consisted of the cash described above, IT equipment of $1,879, and website of $14,255.

Our net cash used in operating activities for the nine months ended September 30, 2013 was $114,660 and was primarily the result of our net loss of $324,079. Our net cash used in operating activities for the nine months ended September 30, 2012 was $243,948 and was the result of our net loss of $235,050.  Net cash used in investing activities for the nine months ended September 30, 2013 was $8,312, resulting from investment in our website in the amount of $3,312 and additional stake claims for our mineral properties in the amount of $5,000. Net cash used in investing activities for the nine months ended September 30, 2012 was $50,186, resulting from our investment in mineral properties for $47,280 and equipment of $2,906.  Our cash provided by financing activities for the nine months ended September 30, 2013 was $125,000 from the proceeds of a stock subscription that we received. To date no stock has been issued in connection with such transaction and has been recorded as a stock payable. Our cash provided by financing activities for the nine months ended September 30, 2012 was $310,000 and consisted of $460,000 from the proceeds of the sale of our common stock offset by the payment of $150,000 for Note payables.

Our working capital deficiency at September 30, 2013 and December 31, 2012 was $20,338 and $217,592, respectively.  The improvement of $197,254 was primarily attributable to $200,000 of current debt that was relieved with the Century Copper, LLC property termination described in Note 5.

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

Liquidity

We have no known demands or commitments and are not aware of any events or uncertainties as of September 30, 2013 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources.

We had no material commitments for capital expenditures as of September 30, 2013 and December 31, 2012.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer who is also our Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer who is also our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer who is also our Principal Financial Officer has concluded that our disclosure controls and procedures were not effective as of September 30, 2013, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. To our knowledge, there are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A.  Risk Factors.

Not applicable because the Company is a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

1. Quarterly Issuances:

Other than as previously disclosed, we sold but did not issue any unregistered securities during the quarter.

We are obliged to issue 625,000 units of the Company’s unregistered securities at a price of $0.20 per unit, for the $125,000 the Company has received during the nine months ended September 30, 2013. (note.7)

2. Subsequent Issuances:

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

BONANZA GOLD CORP.

Date: November 12, 2013	By:	/s/ Craig Russell
Craig Russell
President and Chief Executive Officer
(Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)