Form 10-K
period 2013-12-31
BONANZA GOLD CORP.
filed 2014-10-08
CIK 1425289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2013.
OR
[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

Commission File Number: 000-54027

BONANZA GOLD CORP.

(Name of small business issuer in its charter)

Nevada	20-8560967
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
Columbia Tower 701 Fifth Avenue, Office 4263, Seattle, WA	98104
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (206) 262-7461

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES [   ]   NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

YES [   ]   NO [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [   ]   NO [ X  ]

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

Large accelerated filer [   ]     Accelerated filer [   ]     Non- accelerated filer [   ]     Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [   ]  NO [X]

The aggregate market value of the issuer’s common stock held by non-affiliates of the registrant as of June 30, 2013, was approximately $411,063 based on $.20, the price at which the registrant’s common stock was last sold on that date.

As of September 30, 2014, the issuer had 6,923,005 shares of common stock outstanding.

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

Recent Developments

On March 11, 2014, the Board of Directors of the Company increased the size of the Board of Directors to two and appointed Stephen Buxton.  The other member on our Board of Directors is Craig Russell, our Chief Executive Officer.

During the year ended December 31, 2013, the Company terminated two Property Purchase Agreements and the properties that had been purchased pursuant to the terms of the agreement reverted to the original property owners. On May 3, 2013, the Company and United Copper Holdings Ltd (“United Copper”) agreed to terminate the purchase agreement dated June 30, 2011 relating to the 28 Lode claims located in Okanogan County, Washington (the “United Copper Agreement”). On February 21, 2013, the Company notified Century Copper LLC of its termination of the a property purchase agreement  (the “Century Copper Agreement”) that it entered into with Century Copper LLC on February 21, 2013 for the acquisition of the property known as the Kelvin Project, consisting of one (1) patented mining claim (the “Zellweger Patented Claim”) and twenty-six (26) lode mining claims (the “Kelvin Prospect Claims”) in Sections 8, 9 and 17, Township 4 South, Range 13 East, G.&S.R.B.&M., Pinal County, Arizona.  In accordance with the termination provisions contained in the United Copper Agreement, United Copper LLC retained the 125,000 shares of common stock previously issued to it, all documents conveying title claims to the property were released to United Copper and the Company has no further obligations under the United Copper Agreement. In accordance with the termination provisions contained in the Century Copper Agreement, Century Copper LLC retained the Two Hundred Thousand Dollars ($200,000) cash payment previously made to it, all documents conveying title claims to the property were released to Century Copper LLC and the Company has no further obligations under the Century Copper Agreement.

Executive Officers of the Registrant

Craig Russell currently serves as our President, Chief Executive Officer, Treasurer and Secretary.  The Company does not have any other executive officers.

Employees

The Company currently has one employee, Craig Russell, who is also our sole officer and a director.

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

Risks Related to our Business and Our Industry

Our business, exploration results, and financial condition are subject to various risks and uncertainties, including, without limitation, those set forth below, any one of which could cause a material reduction in the value of our Company or our ability to raise capital. An investment in our securities is highly speculative and involves an extremely high degree of risk. Therefore, you should thoroughly consider the risk factors discussed below and elsewhere in this Annual Report before purchasing our securities. You should understand that you may lose all or part of your investment.  No person should consider investing who cannot afford to lose their entire investment or who is in any significant way dependent upon the funds that they are investing. The risk factors contained herein are not meant to be exhaustive.

We are an exploration-state entity with limited operating history.

We are an exploration-state entity as we are devoting substantially all of our efforts to activities such as:  financial planning, raising capital, and acquiring operating assets such as mineral properties and rights.   We hope that successful completion of these activities will result in commencing planned principal operations and exploration for reserves. We face all of the risks commonly encountered by other businesses that lack an established operating history, including, but not limited to, the need for additional capital and personnel, and intense competition.  See exploration state entity associated risk below.

Our auditors have expressed a going concern opinion.

We have no established source of revenues, have incurred losses since inception, have a working capital deficit and are in need of capital to grow our operations so that we can become profitable. Accordingly, the opinion of our auditors for the years ended December 31, 2013 and December 31, 2012 expressed uncertainty as to whether we will be able to continue as a going concern.  This may negatively impact our ability to obtain funding that we may require or to do so on terms attractive to us and may negatively impact the market price of our stock.

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

Our current business plan contemplates that we will incur significant expenses in connection with the exploration and exploitation, if warranted. We do not currently have sufficient funds to commence a small scale exploration program. We will require additional funding even to conduct limited mining activities. We will also require additional funding if the costs of our exploration or exploitation, if any, are greater than anticipated.

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

• the receipt of necessary governmental approval; and,

• the construction of mining and processing facilities at any site chosen for mining.

In addition, the commercial viability of a mineral deposit is dependent on a number of factors including:

• the price;

• exchange rates; and,

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

The legal and regulatory environment that pertains to the mining industry is uncertain and may change. Uncertainty and new regulations could increase our operating costs and prevent us from exploring and drilling for mineralized material and developing the assets that we own, even if we determine such development is warranted. In addition to new laws and regulations being adopted, existing laws may be applied to mining operations that have not yet been so applied. Any such new laws may increase our operating costs which could have a material adverse effect on our results of operations and financial condition. Changes in regulatory policy could also have a material adverse effect on our exploration and future production activities. Any changes in government policy may result in changes to laws affecting, without limitation:

• ownership of our concessions;

• land tenure;

• development of infrastructure;

• mining policies;

• monetary policies;

• taxation;

• rates of exchange;

• environmental regulations; and/or

• labor relations.

Any such changes may affect our ability to continue our exploration and drilling program, to undertake mining operations with respect to the assets we own in the manner currently contemplated, or our ability to explore or develop future properties. We must take into account the possibility that future governments may adopt substantially different policies, which might extend to expropriation of assets.

Environmental and other risks could have a material adverse impact on our business.

Mining activities pose certain environmental risks and personal injury risks.  While the Company will attempt to manage its risks, one or more incidents of environmental damage or personal injury resulting from its mining activities could have a material adverse impact on the business of the Company. If we become subject to onerous government regulations or other legal uncertainties, our business would likely be negatively affected. The government regulates the environmental impacts of mining operations and requires, under certain circumstances, certain environmental permits, work permits, posting of bonds, and the performance of remediation work for any physical or other disturbance to the land or the environment. We may incur significant costs and expenses in connection to comply with such governmental regulations. Depending on market conditions and the options available to us, we may attempt to enter into a joint venture with an operating company or permit an operating company to undertake exploration work. We may also consider seeking equity or debt financing (including borrowing from commercial lenders) or a sale of the Company or its assets.

We have no proven or probable reserves.

We have not established the presence of any proven or probable reserves, as those terms are defined by SEC, on the assets that we own. If such assets do not contain mineralized material that we can extract at a profit, any funds spent by us on exploration or development of such assets could be lost. The SEC defines a “reserve” as “that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.” Any mineralized material discovered by us should not be considered proven or probable reserves.

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

Our property is located in British Columbia and in the past we have owned property located in Mexico. Risks of doing business in a foreign country could materially and adversely affect our results of operations and financial condition. We face risks normally associated with doing business in a foreign country. These risks include, but are not limited to:

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

• increased financial costs;

• import and export regulations, including restrictions on the export of gold, silver and copper; and/or,

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

There is extremely limited infrastructure on our property, which may impair our access to the property.  Inclement weather and/or natural disasters may affect the roads surrounding the property, which may delay or prevent us from conducting our proposed business operations or cause significant damage the infrastructure, for which we may or may not be insured. While we plan to conduct our exploration and drilling year round, it is possible that inclement weather and/or natural disasters could delay our mining activities, which could have a material adverse effect on our business, results of operations and financial condition.

Defective title to the Assets could have a material adverse effect on our exploration and exploitation activities.

There are uncertainties as to title matters in the mining industry. We believe we have good title to our asset however, any defects in such titles that cause us to lose our rights to the mineral property would seriously jeopardize our planned business operations. We have investigated our rights to explore, exploit and develop our assets in manners consistent with industry practice and, to the best of our knowledge, those rights are in good standing. However, we cannot guarantee that the title to or our rights to explore, exploit and develop our current asset will not be challenged by third parties or governmental agencies. In addition, there can be no assurance that our asset is not subject to prior unregistered agreements, transfers or claims. Our title may be affected by undetected defects. Any such defects could have a material adverse effect on us.

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

• acts of God; and/or,

• equipment and facility performance problems.

Such risks could have various negative consequences, including, without limitation:

• damage to, or destruction of, mineral properties or production facilities;

• personal injury or death;

• environmental damage;

• delays in exploration; and/or,

• monetary losses.

Industrial accidents could have a material adverse effect on our future business and operations. We do not currently have insurance in place that will cover the risks associated with our mining activities or that we will be able to acquire insurance to cover these risks at economically feasible premiums. We also might become subject to liability for pollution or other hazards which we cannot insure against or which we may elect not to insure against because of premium costs or other reasons. Losses from such events may have a material adverse effect on our ability to continue operations.

We are dependent upon our sold executive officer.

The Company is dependent on Craig Russell, its Chief Executive and Financial Officer, to effectuate many of the Company’s services and plans for the implementation of our proposed activities and business.  Mr. Russell has significant experience in the area of exploring for and/or mining precious metals.   If he were to resign, there is no guarantee that we could replace him with qualified individual(s) in a timely or economic manner, or if at all.  Investors must be willing to entrust all of the affairs of the Company to current management.

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

We are required to annually evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have a material adverse effect on the price of our common stock. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have furnished a report by our management on internal controls for the fiscal year ended December 31, 2013. Such a report contains, among other matters, our assessment of the effectiveness of our internal controls over financial reporting, including a statement as to whether or not our internal controls are effective. This assessment must include disclosure of any material weakness in our internal controls over financial reporting identified by our management. Due to among other things, our lack of segregation of duties, our internal controls over financial reporting are ineffective as of the date hereof, and there is no assurance that they will be effective in the future. If we are unable to effectuate and maintain the effectiveness of our controls, investors could lose confidence in our financial reports and our stock price may decline.

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

• investor perception of our industry or our Company; and/or,

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

• interest rates; and/or,

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

Since we have no proven or probable reserves, our investment in the Asset is not reported as an asset in our financial statements which may have a negative impact on the price of our stock. We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America and intend to report substantially all exploration and drilling expenditures as expenses until we are able to establish proven or probable reserves. If we are able to establish proven or probable reserves, we would report development expenditures as an asset subject to future amortization using the units-of-production method. Since it is uncertain when, if ever, we will establish proven or probable reserves, it is uncertain whether we will ever report these expenditures as an asset. Accordingly, our financial statements report fewer assets and greater expenses than would be the case if we had proven or probable reserves, which could have a negative impact on our stock price.

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

2014	High	Low
Second Quarter	$0.62	$0.62
First Quarter	$0.62	$0.62
YEAR ENDED DECEMBER 31, 2013
Fourth quarter	$0.62	$0.62
Third quarter	$0.62	$0.62
Second quarter	$0.62	$0.62
First quarter	$0.62	$0.62
YEAR ENDED DECEMBER 31, 2012
Fourth quarter	$0.62	$0.62
Third quarter	$0.62	$0.62
Second quarter	$0.62	$0.62
First quarter	$0.00	$0.62

Holders

As of September 30, 2014, there were approximately 10 shareholders of record of our common stock and 6,923,005 shares of common stock deemed outstanding.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 2013, found in this report. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of this report.

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

Our management has experience in the field of mineral exploration and intends to continue to invest resources into our exploration and drilling program, and intends to extend the campaign over the next several years. Depending upon our ability to obtain sufficient funding, we may also acquire additional properties for exploration. In addition, assuming sufficient funding, we plan to engage an internationally recognized mining and geological consultancy firm to assist us in our drilling efforts.

We believe that an expanded exploration and drilling program is currently our best option for increasing the value of our Company. However, we have no revenues, our stock has no trading volume, and we believe our stock price does not reflect the true value of our Company.  These factors limit our ability to obtain financing. We currently have, one property that was acquired in 2011, located in British Columbia While due to the lack of capital, we have not commenced such exploitation program at this time, we have the legal and functional capability to do so, including the required exploitation permits.

Recent Developments

On May 3, 2013, the Company and United Copper Holdings Ltd (“United Copper”) agreed to terminate the purchase agreement dated June 30, 2011 relating to the 28 Lode claims located in Okanogan County, Washington (the “United Copper Agreement”).  It was agreed that United Copper would retain all payments it had received under the  United Copper Agreement, that no further payments would be required  under the United Copper Agreement as all outstanding payments due were forgiven  and that the Company would return to United Copper the property and any recorded claims it had previously acquired from United Copper.   On June 30, 2011, the Company executed the United Copper Agreement for the acquisition of certain property from United Copper Holdings Ltd. (the “Seller”) pursuant to which the Company acquired a 75% interest in 28 Lode claims and approximately 560 acres.  The property is located in Okanogan County, State of Washington. The Company acquired the property from United Copper in exchange for 200,000 shares of its common stock, which was to be issued to United Copper as follows: (i) 100,000 shares were issued upon the closing of the United Copper Agreement; (ii) 50,000 shares were to be issued within 6 months of the closing of the United Copper Agreement; and (iii) 50,000 shares were to be issued within 12 months of the closing of the United Copper Agreement.  In addition, United Copper retained a 5% Net Smelter Returns Royalty on the gross mineral production. Pursuant to the terms of the United Copper Agreement, the Company agreed to provide a work commitment (the “Work Commitment”) for the property of $1,000,000 over a 2-year period and the Company will be entitled to earn a further 25% interest in the property after $500,000 of the Work Commitment is expended.  The Company also agreed to grant to United Copper an additional 200,000 shares upon discovery of a 25 million ton copper deposit within the Work Commitment period.

In accordance with the termination provisions contained in the United Copper Agreement, United Copper LLC retained the 125,000 shares of common stock previously issued to it, all documents conveying title claims to the property were released to United Copper and the Company has no further obligations under the United Copper Agreement.

On February 21, 2013, the Company notified Century Copper LLC of its termination of the Century Copper Agreement that it entered into on February 21, 2013 for the acquisition of the property known as the Kelvin Project, consisting of one (1) patented mining claim (the “Zellweger Patented Claim”) and twenty-six (26) lode mining claims (the “Kelvin Prospect Claims”) in Sections 8, 9 and 17, Township 4 South, Range 13 East, G.&S.R.B.&M., Pinal County, Arizona.  The purchase price for the assets was Two Million Dollars ($2,000,000), which was to be paid as follows: (i) Fifty Thousand Dollars ($50,000) for the Zellweger Patented Claim, of which (x) Ten Thousand Dollars ($10,000) was previously paid upon execution of a letter of intent between the parties; and (y) Forty Thousand Dollars ($40,000) was payable upon execution of the Century Copper Agreement; and (ii) One Million Nine Hundred Fifty Thousand Dollars ($1,950,000), of which (x) One Hundred Fifty Thousand Dollars ($150,000) was payable on or before February 28, 2012; (ii) Two Hundred Thousand Dollars ($200,000) was to be paid annually thereafter commencing on February 28, 2013 until the total amount is paid or the agreement is mutually terminated.   In addition, we agreed to issue to the seller One Million (1,000,000) of our post-split shares of common stock, of which (i) Two Hundred Fifty Thousand (250,000) shares was to be issued within four (4) months of the closing of the transactions pursuant to the agreement; (ii) Two Hundred Fifty Thousand (250,000) shares was to be issued within eight (8) months of the closing of the transactions pursuant to the agreement; (iii) Two Hundred Fifty Thousand (250,000) shares was to be issued within twelve (12) months of the closing of the transactions pursuant to the agreement; and (iv) Two Hundred Fifty Thousand (250,000) shares was to be issued within eighteen (18) months of the closing of the transactions pursuant to the agreement.

In accordance with the termination provisions contained in the Century Copper Agreement, Century Copper LLC retained the Two Hundred Thousand Dollars ($200,000) cash payment previously made to it, all documents conveying title claims to the property were released to Century Copper LLC and the Company has no further obligations under the Century Copper Agreement.

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

Results of Operations for the years ended December 31, 2013 and 2012

For the year ended December 31, 2013 as compared to the year ended December 31, 2012, total revenues were $0 and $0, respectively; and net losses were $(382,584) and ($326,518), respectively.

The net losses were attributable to operating expenses and other expenses that primarily consisted of expenses related to disposition of properties.  The operating expenses for the year ended December 31, 2013 were primarily general and administrative in nature and included rent, legal fees, management and consulting fees, and audit and accounting fees.  The operating expenses for the year ended December 31, 2012 consisted of the same.  The decrease in operating expenses set forth below is attributable to less consulting fees as result of property dispositions.

The current year increase in other expense is attributable to the disposition of two properties and consists primarily of accelerated amortization of the associated debt discount.

	2013	2012
Operating Expense-General and administrative	180,023	295,630
Other expense- Property related	218,630	30,888
Other income-Accounts payable write-off	(16,069)	0
TOTALS	384,654	326,518

Liquidity

At December 31, 2013 we had cash and cash equivalents of $5,457 and had a working capital deficit of $64,568.  We have incurred negative cash flows from operations since we started our business. We have spent and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned exploration activities. Net cash used in operating activities for the year ended December 31, 2013 consisted primarily of our net loss offset by a gain on disposal of mineral properties and amortization of discount on notes payable, all of which were repaid in 2012. Based on our current plans, we believe that our cash will not be sufficient to enable us to meet our planned operating needs in the next 12 months.

In 2013, our primary source of cash was from the sale of securities.  We raised $125,000 from the sale of 625,000 units, each unit comprised of a share of common stock and a three year warrant exercisable for one share of common stock at an exercise price of $1.25 per share.  During 2012, our primary source of cash was from the sale of common stock.  We raised $505,000 from the sale of 3,775,000 shares. Our cash used in investing activities during 2013 was for our website.  Our cash used in investing activities during 2012 were used for payments made in the acquisition of a mineral property for $47,280, for the acquisition of IT equipment in the amount of $2,906, and development of our website in the amount of $10,913.

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

We have no known demands or commitments and are not aware of any events or uncertainties as of December 31, 2013, other than the work commitment previously mentioned, that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources.

We had no material commitments for capital expenditures as of December 31, 2013 and 2012.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable because the Company is a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BONANZA GOLD CORP.

(AN EXPLORATION STATE COMPANY)

TABLE OF CONTENTS

DECEMBER 31, 2013

Reports of Independent Registered Public Accounting Firms

F-1 to F-2

Balance Sheets as of December 31, 2013 and 2012

F-3

Statements of Operations for the Years Ended

December 31, 2013 and 2012 and for the Period from

August 7, 2006 (inception) to December 31, 2013

F-4

Statement of Stockholders’ Equity (Deficit) as of

December 31, 2013

F-5

Statements of Cash Flows for the Years Ended

December 31, 2013 and 2012 and for the Period from

August 7, 2006 (inception) to December 31, 2013

F-6

Notes to Financial Statements

F-7 to F-16

RLB Certified Public Accountant PLLC

6314 11th Avenue South - Gulfport, FL  33707-3002

Cell 727-452-4803   Email robin@rlbcpa.biz

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

BONANZA GOLD CORP.

Columbia Tower

701 Fifth Avenue – Office 4263

Seattle, WA 98104

I have audited the accompanying balance sheet of Bonanza Gold Corp. as of December 31, 2013 and the related statements of operations, stockholders' equity and cash flows for the year then ended and for the period from August 7, 2006 (inception) to December 31, 2013. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. The December 31, 2012 financial statements were audited by a predecessor independent registered accounting firm that issued an unqualified opinion on April 12, 2013.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bonanza Gold Corp. as of December 31, 2013, and the results of its operations and its cash flows for the year then ended, and for the period from August 7, 2006 (inception) to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

RLB Certified Public Accountant PLLC

October 6, 2014

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

DKM Certified Public Accountants

Clearwater, Florida

April 12, 2013

BONANZA GOLD CORP.
(AN EXPLORATION STATE ENTITY)
BALANCE SHEETS

	December 31,	December 31,
	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$5,457	$10,698
Total current assets	5,457	10,698
Equipment, net of accumulated depreciations of $1,270 and $301, respectively	1,636	2,605
Website, net of accumulated amortization of $0	-	10,913
Mineral Properties, net	-	1,854,770
TOTAL ASSETS	$7,093	1,878,985

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Current Liabilities
Accounts Payable and Accrued Expenses	$37,525	$28,290
Accrued Payroll	32,500	-
Note Payable - current portion	-	200,000
Total current liabilities	70,025	228,290
Long-Term Liabilities
Note Payable	-	1,455,732
Total long-term liabilities	-	1,455,732
TOTAL LIABILITIES	70,025	1,684,022

COMMITMENTS AND CONTINGENCIES (NOTE 7)	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, par $0.001, 250,000,000 shares authorized, 6,123,005 and 6,148,005 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	6,123	6,148
Additional paid in capital	907,690	907,690
Stock payable	125,000	-
Deficit accumulated during the exploration state	(1,101,459)	(718,875)
Accumulated other comprehensive income (loss)	(286)	-
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(62,932)	194,963

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$7,093	1,878,985

The accompanying notes to the audited financial statements are an integral part of these statements.

BONANZA GOLD CORP.
(AN EXPLORATION STATE ENTITY)
STATEMENTS OF OPERATIONS

	Year Ended December 31,		From Inception (August 7, 2006) to December 31,
	2013	2012	2013

REVENUE	$-	$-	$-

OPERATING EXPENSES
Selling, general and administrative	180,023	295,630	1,867,431

NET OPERATING LOSS	(180,023)	(295,630)	(1,867,431)

OTHER INCOME	16,069	9	1,015,499
INTEREST EXPENSE	(144,635)	(30,898)	(175,532)
LOSS ON DISPOSAL	(73,995)	-	(73,995)

NET INCOME (LOSS) BEFORE INCOME TAXES	(382,584)	(326,518)	(1,101,459)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(382,584)	$(326,518)	$(1,101,459)

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss	(286)	-	(286)

TOTAL COMPREHENSIVE LOSS	$(382,870)	$(326,518)	$(1,101,745)

Net Loss Per Share: basic and diluted	$(0.06)	$(0.07)

Weighted Average Number of Shares Outstanding: basic and diluted	6,123,005	4,964,908

The accompanying notes to the audited financial statements are an integral part of these statements.

BONANZA GOLD CORP. (AN EXPLORATION STATE ENTITY) STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) PERIOD FROM AUGUST 7, 2006 (INCEPTION) TO DECEMBER 31, 2013
	Common Stock	Amount	Additional Paid in Capital	Stock Payable	Deficit Accumulated During Exploration State	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity (Deficit)
Beginning balance, August 7, 2006	-	$-	$-		$-	$-	-
Common stock issued for cash	850,000	850	1,000		-		1,850
Net (loss) for the period	-	-	-		(1,750)		(1,750)
Balance December 31, 2006	850,000	850	1,000	-	(1,750)	-	100

Net income (loss) for the year	-	-	-		(2,382)		(2,382)
Balance December 31, 2007	850,000	850	1,000	-	-	-	(2,282)

Shares Issued for cash	500,000	500	49,500		-		50,000
Shares issued for services	10,000	10	990		-		1,000
Net income (loss) for the year	-	-	-		(44,375)		(44,375)
Balance December 31, 2008	1,360,000	1,360	51,490	-	(47,564)	-	4,343

Net (loss) for the year	-	-	-		(24,356)		(24,356)
Balance December 31, 2009	1,360,000	1,360	51,490	-	(72,863)	-	(20,013)

Conversion of debt to contributed capital	-	-	18,560		-		18,560
Cancellation of shares	(112,000)	(112)	112		-		-
Shares issued for mineral property acquisition	5,000	5	830		-		835
Shares issued for mineral property acquisition	5,000	5	830		-		835
Stock split 1 to 150	-	187,442	(187,442)		-		-
Net loss - December 31,2010					(1,103,671)		(1,103,671)
Balance December 31, 2010	1,258,000	188,700	(115,620)	-	(1,176,534)	-	(1,103,454)

Reverse stock split 1:150	-	(187,442)	187,442		-		-
Shares issued for rounding	5	-	-		-		-
Cancellation of shares issued for mineral property acquisition	(10,000)	(10)	-				(10)
Shares issued for mineral property acquisition	100,000	100	7,900		-		8,000
Equity units inclusive one common share and one warrant issued for cash on July 8, 2011 at $0.20 per unit	150,000	150	29,850		-		30,000
Equity units inclusive one common share and one warrant issued for cash on August 16, 2011 at $0.05 per unit	200,000	200	9,800		-		10,000
Equity units inclusive one common share and one warrant issued for cash on September 6, 2011 at $0.20 per unit	125,000	125	24,875		-		25,000
(continued on next page)

(continued from previous page)
Equity units inclusive one common share and one warrant issued for cash on October 27, 2011 at $0.20 per unit	250,000	250	49,750		-		50,000
Forgiveness of debt by former stockholders	-	-	152,768		-		152,768
Equity units inclusive one common share and one warrant issued for cash on December 1, 2011 at $0.20 per unit	250,000	250	49,750		-		50,000
Shares issued for mineral property acquisition	50,000	50	9,950		-		10,000
Net loss -December 31, 2011					784,177		784,177
Balance December 31, 2011	2,373,005	2,373	406,465		(392,357)	-	16,481

Equity units inclusive one common share and one warrant issued for cash on February 6, 2012 at $0.20 per unit	300,000	300	59,700		-		60,000
Equity units inclusive one common share and one warrant issued for cash on March 5, 2012 at $0.10 per unit	2,500,000	2,500	247,500		-		250,000
Equity units inclusive one common share and one warrant issued for cash on September 4, 2012 at $0.20 per unit	750,000	750	149,250		-		150,000
Equity units inclusive one common share and one warrant issued for cash on December 3, 2012 at $0.20 per unit	225,000	225	44,775		-		45,000
Net loss - December 31, 2012					(326,518)		(326,518)
Balance, December 31, 2012	6,148,005	6,148	907,690		(718,875)	-	194,963

Shares cancelled on cancelation of mining agreement	(25,000)	(25)	-		-	-	(25)
Common stock to be issued	-	-	-	125,000	-	-	125,000
Foreign currency translation adjustment	-	-	-		-	(286)	(286)
Net loss - December 31, 2013	-	-	-		(382,584)	-	(382,584)
Balance, December 31, 2013	6,123,005	$6,123	$907,690	$125,000	(1,101,459)	(286)	(62,932)

The accompanying notes to the audited financial statements are an integral part of these statements.

BONANZA GOLD CORP.
(AN EXPLORATION STATE ENTITY)
STATEMENTS OF CASH FLOWS
			From Inception
			(August 7, 2006) to
	Year Ended December 31,		December 31,
	2013	2012	2013
Cash (used in) operating activities:
Net loss for the period	$(382,584)	$(326,518)	$(1,101,459)
Adjustments to Reconcile Net Loss to Net Cash Used in
Operating Activities:
Common stock issued for services	-	-	1,000
Impairment of website	14,225	-	14,225
Impairment of mineral properties	-	-	1,011,670
Gain (Loss) on disposal of mineral properties	59,745	-	(940,265)
Depreciation expense	969	301	1,270
Amortization of discount on note payable	144,267	30,649	174,917
Changes in Assets and Liabilities
Accounts payable and accrued expenses	9,235	(2,002)	37,525
Accrued payroll	32,500		32,500
Net cash used in operating activities	(121,643)	(297,570)	(768,617)
Cash Flows from investing Activities:
Equipment	-	(2,906)	(2,906)
Website	(3,312)	(10,913)	(14,225)
Mineral Properties	(5,000)	(47,280)	(72,280)
Net cash used in Investing Activities	(8,312)	(61,099)	(89,411)
Cash Flows from Financing Activities:
Advances from directors	-	-	166,901
Proceeds from notes payable - affiliate	-	-	200
Payments on notes payable	-	(150,000)	(150,180)
Proceeds from stock to be issued	125,000	-	125,000
Proceeds from sale of common stock	-	505,000	721,850
Net Cash Provided by Financing Activities	125,000	355,000	863,771
Effect of Exchange Rate changes on cash and cash equivalents	(286)	-	(286)
Net Decrease in Cash and Cash Equivalents	(5,241)	(3,669)	5,457
Cash and Cash Equivalents - Beginning	10,698	14,367	-
Cash and Cash Equivalents - End	$5,457	10,698	5,457
Supplemental disclosures:
Cash paid for interest	$367	$248	$707
Cash paid for income taxes	$-	$-	$-
Supplemental Non-Cash Investing and Financing Information
Common stock issued for acquisition of mineral properties	$(25)	$-	$19,635
Note payable issued for acquisition of mineral properties	$-	$1,950,000	$1,950,000
Discount on non-interest bearing note payable	$144,267	$174,917	$174,917
Conversion of related party debt	$-	$-	$18,560
Forgiveness of shareholder's loan	$-	$-	$152,768
Cancellation of note payable in connection with disposal of mineral property agreement	$1,800,000	$-	$2,800,000

The accompanying notes to the audited financial statements are an integral part of these statements.

BONANZA GOLD CORP.

(AN EXPLORATION STATE ENTITY)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

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

The Company is currently in the exploration state. All activities of the Company to date relate to its organization, operations funding and share issuances.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has recurring operating losses resulting in an accumulated deficit of $1,101,459, working capital deficiencies, negative cash flows from operating activities, and adverse financial ratios.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the SEC.  The Financial Statements have been prepared using the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting). The Company has adopted a December 31 fiscal year end.  (See Note 2, Going Concern, regarding the assumption that the Company is a “going-concern”).

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

Cash and Cash Equivalents

The Company accounts for cash and cash equivalents under FASB ASC 305, “Cash and Cash Equivalents”, and considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  The Company had $5,457 and $10,698 cash as of December 31, 2013 and 2012, respectively.

Cash Flows Reporting

The Company follows ASC 230, Statement of Cash Flows, for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by ASC 230, Statement of Cash Flows, to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period.

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies at December 31, 2013 and 2012.

Comprehensive Income

The Company has established standards for reporting and display of comprehensive income, its components and accumulated balances. When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of December 31, 2013 or 2012.

Earnings (Loss) per Share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.

Exploration State Company

Presently we have no established commercially minable reserves.  We are, however engaged in the search for mineral reserves; therefore, we are an exploration state company.

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

Financial Instruments

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities

•

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•

Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Long-lived Assets

Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. We did not recognize any impairment losses for any periods presented.

Mineral Properties

The Company follows ASC 930, “Extractive Activities – Mining,” for its mineral properties.  Mineral properties and related mineral rights acquisition costs are capitalized pending determination of whether the drilling has found proved reserves.  If a mineral ore body is discovered, capitalized costs will be amortized on a unit-of-production basis following the commencement of production.  Otherwise, capitalized acquisition costs are expensed when it is determined that the mineral property has no future economic value.  General exploration costs and costs to maintain rights and leases, including rights of access to lands for geophysical work and salaries, equipment, and supplies for geologists and geophysical crews are expensed as incurred.  When it is determined that a mining deposit can be economically and legally extracted or produced based on established proven and probable reserves, further exploration costs and development costs as well as interest costs relating to exploration and development projects that require greater than six (6) months to be readied for their intended use incurred after such determination will be capitalized.  The establishment of proven and probable reserves is based on results of final feasibility studies which indicate whether a property is economically feasible.  Upon commencement of commercial production, capitalized costs will be transferred to the appropriate asset categories and amortized on a unit-of-production basis.  Capitalized costs, net of salvage values, relating to a deposit which is abandoned or considered uneconomic for the foreseeable future will be written off.  The sale of a partial interest in a proved property is accounted for as a cost recovery and no gain or loss is recognized as long as this treatment does not significantly affect the unit-of-production amortization rate.  A gain or loss will be recognized for all other sales of proved properties and will be classified in other operating revenues.  Maintenance and repairs are charged to expense, and renewals and betterments are capitalized to the appropriate property and equipment accounts.

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

To date, the Company has not established the economic feasibility of any exploration prospects; therefore, all general exploration costs, if any, are expensed.

Property, Plant, and Equipment

The Company follows ASC 360, Property, Plant, and Equipment, for its fixed assets.  Equipment is stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets (3-7 years). All equipment with an acquisition value greater than $500 and a useful life of over one year is capitalized.

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Restricted Stock

The Company issues restricted stock to consultants for various services. Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is measurable more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete.

Stock-Based Compensation

FASB ASC 718 “Compensation – Stock Compensation” prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities. The Company determines if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity’s past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50 “Equity – Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

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

Total compensation paid on this employment agreement was $78,000 for each of the years ended December 31, 2013 and 2012.

NOTE 5 – WEBSITE

Website totaled $0 and $10,913 at December 31, 2013 and 2012, respectively.

Costs represented expenses incurred in the application and infrastructure development phase. The website was never fully operational and was written off in conjunction with the termination of the Company’s property purchase agreements (See Note 6).

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

Century Copper LLC

On February 28, 2012, the Company executed a Property Purchase Agreement (the “Agreement”) for the acquisition of certain property from Century Copper LLC (the “Seller”) pursuant to which the Company acquired a 100% interest in 1 patented mining claim and 26 lode mining claims located in Pinal County, State of Arizona (the “Assets”). The Company acquired the Assets from the Seller for a purchase price of  $2,000,000 which was to be payable as follows: (i) Fifty Thousand Dollars ($50,000) for the Zellweger Patented Claim, of which (x) Ten Thousand Dollars ($10,000) was previously paid upon execution of a letter of intent between the parties; and (y) Forty Thousand Dollars ($40,000) was paid upon execution of the agreement; and (ii) One Million Nine Hundred Fifty Thousand Dollars ($1,950,000) was to be payable over a ten year period, of which (x) One Hundred Fifty Thousand Dollars ($150,000) was paid on or before February 28, 2012; and (ii) Two Hundred Thousand Dollars ($200,000) is to be paid annually thereafter commencing on February 28, 2013 until the total amount is paid or the agreement is mutually terminated.  The note was non-interest bearing (see Note 7).  The Company also agreed to issue 1,000,000 shares of its  common stock (the Shares”), which were to be issued to the Seller as follows: i) 250,000 of its shares were to be issued within 4 months of closing of the definitive agreement, ii) 250,000 of its shares were to be issued within 8 months of the closing of the definitive agreement, iii) 250,000 of its shares were to be issued within 12 months of the closing of the definitive agreement, and iv) 250,000 of its shares were to be issued within 18 months of the closing of the definitive agreement.  None of the shares were issued.  In addition, the Seller was to retain; i) a 5% Net Smelter Returns Royalty on the 26 mining claims included in the property, ii) a 2% Net Smelter Returns Royalty on the gross mineral production patented mining claim.  In addition, we agreed to provide a work commitment for the property of One Million Dollars ($1,000,000) over five (5) years and were to grant the seller an additional One Million (1,000,000) shares of post-split common stock upon discovery of a twenty-five million (25,000,000) ton copper deposit on said property.

On February 21, 2013, the Company notified Century Copper LLC of the termination of its agreement with Century Copper LLC dated February 28, 2012 (the “Agreement”) pursuant to which the Company acquired certain property known as the Kelvin Project, consisting of one (1) patented mining claim (the “Zellweger Patented Claim”) and twenty-six (26) lode mining claims (the “Kelvin Prospect Claims”) in Sections 8, 9 and 17, Township 4 South, Range 13 East, G.&S.R.B.&M., Pinal County, Arizona.  In accordance with the termination provisions contained in the Agreement, Century Copper LLC retained the Two Hundred Thousand Dollars ($200,000) cash payment previously made to it, all documents conveying title claims to the property were released to Century Copper LLC and the Company has no further obligations under the Agreement.  Effective with the termination of the Agreement, the Company was relieved of the $1,800,000 Note Payable to Century Copper and (Note 7) no longer has the obligation to issue the One Million (1,000,000) of post-split shares of common stock.  Additionally, $1,836,770 was removed from Mineral Properties Held for Disposal, net.

NOTE 7 – NOTE PAYABLE

The note payable was incurred in February 2012 (Note 6), in the amount of $1,950,000 for the purchase of a mineral property.  The note was payable in annual installments of $200,000 each February, matures in February 2021 and bears no interest.  The note was discounted using the Company’s effective borrowing rate of 2.04%.  The total discount on the note was $174,917 which will be amortized over the life of the note.

In February 2013, the note payable was cancelled in connection with the termination of the Property Purchase Agreement with Century Copper LLC; thereby removing the current portion of $200,000 and the remaining long-term portion of $1,455,732. Note payable totaled $0 and $1,655,733 at December 31, 2013 and 2012, respectively.

Due to the cancellation, the Company recognized the remaining discount of $144,268 during the quarter ended March 31, 2013.  The amount was recorded as interest expense. Interest expense totaled $144,268 and $30,649 for the periods ended December 31, 2013 and 2012.

NOTE 8 – SHAREHOLDERS’ EQUITY

Common Stock

The Company has authorized 250,000,000 common shares with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

There were 6,123,005 and 6,148,005 common shares issued and outstanding at December 31, 2013 and 2012.

During the years ended December 31, 2013 and 2012, the Company issued the following shares of common stock:

On January 1, 2013 25,000 shares issued in connection with a mineral property acquisition, with a par value of $.001 and totaling $25, were cancelled.

.

On February 6, 2012, the Company issued to one investor 300,000 units at an aggregate price of $0.20 per unit and totalling $60,000.   Each unit consists of one share of the Company’s common stock and one warrant exercisable over a three-year period for one share of common stock at $1.25 per share.

On March 5, 2012, the Company issued to one investor 2,500,000 units at an aggregate price of $0.10 per unit and totalling $250,000.  Each unit consists of one share of the Company’s common stock and one warrant exercisable over a three-year period for one share of common stock at $1.25 per share.

On September 4, 2012, the Company issued to one investor 750,000 units at an aggregate price of $0.20 per unit and totaling $150,000.  Each unit consists of one share of the Company’s common stock and one warrant exercisable over a three-year period for one share of common stock at $1.25 per share.

On December 3, 2012, the Company issued to one investor 225,000 units at an aggregate price of $0.20 per unit and totalling $45,000. Each unit consists of one share of the Company’s common stock and one warrant exercisable over a three-year period for one share of common stock at $1.25 per share.

Preferred Stock

The Company has no issued or authorized preferred stock.

Stock Payable

As of December 31, 2013, the Company received $125,000 from a single investor for 625,000 units, at an aggregate price of $0.20 per unit.  Each unit consists of one share of the Company’s common stock and one warrant exercisable over a three-year period for one share of common stock at $1.25 per share.

The above Units were issued March 24, 2014 (Note 12).

Warrants issued in connection with sale of common shares

Description of warrants

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

Summary of warrant activities

The table below summarizes the Company’s non-derivative warrant activities through December 31, 2013:

	Number of warrants	Exercise price per share	Weighted average exercise price	Fair value at grant date	Aggregate intrinsic value
Balance, December 31, 2012	4,550,000	$1.25	$1.25	$117,278	-

Granted	-	-	-	-	-

Cancelled	-	-	-	-	-

Exercised (Cashless)	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	-	-	-	-	-

Balance, December 31, 2013	4,550,000	$1.25	$1.25	$117,278	-

Earned and exercisable, December 31, 2013	4,550,000	$1.25	$1.25	$117,278	-

Unvested, December 31, 2013	-	-	-	-	-

The following table summarizes information concerning outstanding and exercisable warrants as of December 31, 2013:

	Warrants Outstanding			Warrants Exercisable
Range of exercise prices	Number outstanding	Average remaining life (in years)	Weighted average exercise price	Number outstanding	Average remaining life (in years)	Weighted average exercise price

$1.25	4,550,000	1.09	$1.25	4,550,000	1.09	$1.25

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

As of December 31, 2013 the Company has incurred net losses of $1,101,459 resulting in a net operating loss carry-forward for income tax purposes.  Net operating losses begin expiring in 2026.  The loss also results in a deferred tax asset of approximately $371,440 at the effective statutory rate.  The deferred tax asset has been off-set by an equal valuation allowance.

	December 31,
	2013	2012
Deferred tax asset, generated from net operating loss at statutory rates	$374,500	$244,000
Valuation allowance	(374,500)	(244,000)
	$—	$—

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	34.0%
Increase in valuation allowance	(34.0%)
Effective income tax rate	0.0%

NOTE 10 – RELATED PARTY TRANSACTIONS

Mr. Craig Russell sits on the board of directors and also serves as the Company’s Chief Executive Officer.   His employment agreement with the Company stipulates monthly compensation of $6,500.

Total compensation paid or accrued on this employment agreement was $78,000 for each of the years ended December 31, 2013 and 2012.

NOTE 11 – PROPERTY, PLANT, AND EQUIPMENT

Capitalized property and equipment, net of accumulated depreciation, consisted of the following as of December 31:

	2013	2012
Office Equipment	$ 2,906	$ 2,906
Less: Accumulated Depreciation	$ (1,270)	$ (301)
Property, Plant, and Equipment, Net	$ 1,636	$ 2,605

Property and equipment are depreciated using the straight-line method. Depreciation expense was $969 and $301 for the years ended December 31, 2013 and 2012.

NOTE 12 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation these events require adjustment or disclosure:

On January 12, 2014, we received $35,000 for 175,000 units issued on March 24, 2014.

On March 24, 2014, Stock Payable in the amount of $125,000 (Note 8) was paid upon issuance of the 625,000 units.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our financial statements were previously audited by the firm of DKM Certified Public Accountants (DKM).  In December 2012 Peter Messineo, CPA merged into the firm known as DKM.  DKM has audited our most recent financial statement, December 31, 2012.  In April 2013 the agreement of DKM and PM was terminated and the Company engaged Messineo & Co, CPAs, LLC (M&Co) of Clearwater, Florida.  M&Co is a continuation of the original audit firm PM. DKM performed the audit for the year ended December 31, 2012.  M&Co performed the interim reviews of financial statements for the periods ended March 31, June 30, and September 30, 2013.  On May 1, 2014, Messineo & Co., CPAs, LLC (M&Co) declined to stand for reappointment as our  independent auditors and the Company engaged RLB Certified Public Accountant PLLC (RLBCPA) of Gulfport, Florida, as its new registered independent public accountant.  Our Board of Directors participated in and approved the decision to engage RLBCPA.

There were no disagreements with accountants on accounting and financial disclosure for the year ended December 31, 2013.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: domination of management by a single individual without adequate compensating controls, lack of a majority of outside directors on board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; inadequate segregation of duties consistent with control objectives, and lack of an audit committee.  These material weaknesses were identified by our Chief Executive Officer who also serves as our Chief Financial Officer in connection with the above annual evaluation.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on the assessment, management concluded that, as of December 31, 2013, the Company’s internal control over financial reporting is ineffective based on those criteria.

The Company’s management, including its Chief Executive Officer who also serves as our Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures and its internal control processes will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that the breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

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

Changes in Internal Control

There have been no changes in internal controls over the financial reporting that occurred during the quarter ending December 31, 2013,  that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Below is certain information regarding our directors and executive officers as of August 20, 2014.

Name

Age

Position

Craig Russell

29

Chairman, President, Chief Executive Officer and Chief Financial Officer

Stephen Buxton

30

Director

Craig Russell.  Mr. Russell, age 29, was appointed President and Chief Executive Officer of the Company on October 11, 2011.  Prior thereto, since July 2010, he had been acting as a consultant to the Company.  From September 2008 through July 2010, Mr. Russell worked in the ecommerce industry at Quidco as a business development analyst tasked with analyzing and developing new business processes. Prior thereto, from July 2006 through September 2008, Mr. Russell worked for John Lewis as a project coordinator. Mr. Russell holds a degree in Economics along with training in Mineral Project and Finance Appraisal from University College London.

Mr. Russell’s training in mineral project and finance appraisal make him a desirable director.  He has valuable knowledge about our industry.

Stephen Buxton.  Stephen Buxton, has over six- years’ experience in the Global IT and digital marketing industries and has a degree from a leading UK University along with other qualifications in IT, Communications and Management. Most recently, Mr. Buxton has held an executive role within one of the UK’s largest online affiliate marketing companies, Affiliate Window, where has worked since March 2012. Prior to this Mr. Buxton worked for another market leader in ecommerce, Maple Syrup Media, from May 2008 to March 2012. Where he was responsible for increasing their market presence and increasing growth through overseeing new project development. Mr. Buxton has consulted with government departments and worked within their IT infrastructure and network solutions. Mr. Buxton’s executive experience and understanding of corporate governance make him a valuable director.

Employees

At December 31, 2013 we had one employee.

Directors’ Term of Office

Directors will hold office until the next annual meeting of stockholders and the election and qualification of their successors.  Officers are elected annually by our board of directors and serve at the discretion of the board of directors.

Director Independence

Although our securities do not trade on any national securities exchange, for purposes of independence we use the NASDAQ definition of independence. Our director, Craig Russell, is not independent because of his position as an executive officer of the Company.  Stephen Buxton is independent in accordance with the NASDAQ definition for independence.

Audit Committee and Audit Committee Financial Expert

Our board of directors acts as our audit committee and compensation committee. We do not have an “audit committee financial expert,” as that term is defined in Item 407(d) of Regulation S-K promulgated under the Securities Act. The board of directors believes that its members are financially literate and experienced in business matters and are capable of (1) understanding generally accepted accounting principles (“GAAP”) and financial statements, (2) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (3) analyzing and evaluating our financial statements, (4) understanding our internal controls and procedures for financial reporting, and (5) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the board of directors believes that no audit committee member has obtained these attributes through the experience specified in the SEC's definition of “audit committee financial expert.” Further, as is the case with many small companies, it would be difficult for us to attract and retain board members who qualify as “audit committee financial experts,” and competition for such individuals is significant. The board of directors believes that its current audit committee is able to fulfill its role under SEC regulations despite not having a designated “audit committee financial expert.”

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

Based solely on a review of the copies of such forms that were received by the Company, or written representations from certain reporting persons that no Form 5s were required for those persons, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company’s fiscal year ended December 31, 2013 other than the filing of a Form 3 for Stephen Buxton following his appointment as a director and the filing of a Form 3 by Rare Earth Minerals International Ltd upon its acquisition of beneficial ownership of in excess of 10% of our common stock and subsequent Form4s upon its [nine] subsequent acquisitions of additional shares of our common stock.

Code of Ethics

We have adopted a Code of Ethics applicable to our officers and directors, which is filed as an exhibit to this Annual Report on Form 10-K.  At present we do not host a website; therefore, our Code of Ethics is not accessible.   We will provide any person without charge, upon written or oral request to our corporate headquarters, a copy of our Code of Ethics.

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

ITEM 11.  EXECUTIVE COMPENSATION

There was compensation paid to our Chief Executive/Financial Officer for services rendered of $78,000 for each of the years ending December 31, 2013 and 2012.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the years ended December 31, 2013 and 2012.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Craig Russell President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director	2013 2012	$78,000 $78,000	0 0	0 0	0 0	0 0	0 0	0 0	$78,000 $78,000

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

Employment Agreements

None.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock and warrants to purchase shares of our common stock as of July 31, 2014 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent of the outstanding shares of our common stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group.  As of September 30, 2014, there were [6,923,005] shares of common stock outstanding.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. The principal address of each of the stockholders listed below is c/o Columbia Tower, 701 Fifth Avenue, Office 4263, Seattle, WA, 98104-5119.  We believe that all persons named in the table have sole voting and investment power with respect to shares beneficially owned by them. All share ownership figures include shares issuable upon exercise of options or warrants exercisable within 60 days of September 30, 2014, which are deemed outstanding and beneficially owned by such person for purposes of computing his or her percentage ownership, but not for purposes of computing the percentage ownership of any other person.  Such amounts include the 50,000 shares that were to be issued in connection with our acquisitions, but have not yet been issued.

All references to the number of shares and per share amounts have been retroactively restated to reflect a 150 for 1 reverse stock split of all the outstanding common stock of the Company, which was effective in March 2011.

Principal Stockholders Table

Name of Owner	Shares Owned		Percentage of Shares Outstanding
Craig Russell	200,000		2.9%
Lynn Harrison	860,000		12.4%
James Buxton
Rare Earth Minerals International Ltd.	9,600,000	(1)	84.78%
All officers and directors as a group (1 person)	200,000		2.9%

(1) Includes 5, 200,000 shares of common stock and 4,400,000 are shares of common stock underlying currently exercisable warrants.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees including expenses billed to us for the years ended December 31, 2013 and 2012 for professional services performed:

	2013	2012
Audit Fees – Messineo & Co. CPAs	$3,500	3,750
DKM Certified Public Accountants	5,000
Audit Fees - Silberstein Ungar PLLC CPAs	3,000
RLB Certified Public Accountant PLLC	6,500

Tax Fees
All Other Fees
Total	$18,000	3,750

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) The following financial statements are included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2013:

1.	Reports of Independent Registered Public Accounting Firms

2.	Balance Sheets as of December 31, 2013 and 2012
3.	Statements of Operations for the years ended December 31, 2013 and 2012 and for the period from August 7, 2006 (inception) to December 31, 2013

4.	Statement of Changes in Stockholders’ Equity (Deficit) as of December 31, 2013

5.	Statements of Cash Flows for the years ended December 31, 2013 and 2012 and for the period from August 7, 2006 (inception) to December 31, 2013
6.	Notes to the Financial Statements

(a)(2) All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.

(a)(3) The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1 Certificate of Incorporation of Cold Gin Corporation, as amended (incorporated herein by reference from the Company’s Exhibit to its Information Statement on Schedule 14C filed on December 3, 2010)

3.2 Articles of Incorporation of Bonanza Gold Corp., as amended (incorporated herein by reference from the Company’s Exhibit to its Information Statement on Schedule 14C filed on December 3, 2010)

3.3 Articles of Merger (incorporated herein by reference from the Company’s Exhibit to its Information Statement on Schedule 14C filed on December 3, 2010)

3.4 Certificate of Merger (incorporated herein by reference from the Company’s Exhibit to its Information Statement on Schedule 14C filed on December 3, 2010)

3.5 By-Laws of Bonanza Gold Corp. (incorporated herein by reference from the Company’s Exhibit to its Information Statement on Schedule 14C filed on December 3, 2010)

3.5 Certificate of Amendment to the Articles of Incorporation of Bonanza Gold Corp. (incorporated herein by reference from the Company’s Exhibit to its Information Statement on Schedule 14C filed on February 9, 2011)

10.1 Asset Purchase Agreement, dated December 10, 2010, by and between Precious Metals Exploration, Ltd. and Cold Gin Corporation (incorporated herein by reference from the Company’s Exhibit 10.1 to its Current Report on Form 8-K filed on December 14, 2010)

10.2 Asset Purchase Agreement, dated December 10, 2010, by and between Precious Metals Exploration, Ltd. and Cold Gin Corporation (incorporated herein by reference from the Company’s Exhibit 10.2 to its Current Report on Form 8-K filed on December 14, 2010)

10.3 Promissory Note in the amount of One Million Dollars ($1,000,000), dated December 14, 2010, payable to Precious Metals Exploration, Ltd. (incorporated herein by referenced from the Company’s Exhibit 10.3 to its Current Report on Form 8-K filed on December 14, 2010)

10.4 Agreement and Plan of Reincorporation, dated as of December 27, 2010, by and between Cold Gin Corporation and Bonanza Gold Corp. (incorporated by reference from the Company’s Exhibit 10.4 to its Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 31, 2011)

10.5 Asset Purchase Agreement dated April 30, 2011 by and between Independent Resources Inc. and Bonanza Gold Corp (incorporated by reference from the Company’s Exhibit 10.1 to its Current Report on Form 8-K filed on May 5, 2011)

10.6 Termination Agreement dated May 19, 2011 by and between Precious Metals Exploration, Ltd and Bonanza Gold Corp. (incorporated by reference from the Company’s Exhibit 10.2 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed on May 23, 2011)

10.7 Assignment and Assumption Agreement dated May 19, 2011 by and between Precious Metals Exploration, Ltd and Bonanza Gold Corp. (incorporated by reference from the Company’s Exhibit 10.3 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed on May 23, 2011)

10.8 Asset Purchase Agreement dated June 27, 2011 by and between United Copper Holdings Ltd and Bonanza Gold Corp (incorporated by reference from the Company’s Exhibit 10.1 to its Current Report on Form 8-K filed on July 5, 2011)

10.9 Property Purchase agreement dated as of February 28, 2012 by and between Century Cooper, LLC (incorporated by reference from the Company’s Exhibit 10.9 to its Annual Report on Form 10-K filed April 16, 2012)

10.10 Form of Confidential Private Placement Subscription Agreement (incorporated by reference from the Company’s Exhibit 10.1 to its current Report on Form 8-K filed on September 10, 2013)

14.1 Code of Ethics (1)

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

BONANZA GOLD CORP.
Date: October 8, 2014	By: /s/ Craig Russell
Craig Russell
President Chief Executive Officer Chief Financial Officer Chairman
Date: October 8, 2014	By: /s/ Stephen Buxton
Stephen Buxton
Director