Form 10-K/A
period 2013-12-31
BONANZA GOLD CORP.
filed 2014-11-26
CIK 1425289

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

Documents incorporated by reference: None

EXPLANATORY NOTE

Bonanza Gold Corp. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission (the “SEC”) on October 8, 2014 (the “Original 10-K”).

We are filing this Annual Report on Form 10-K/A solely for the purpose of incorporating the December 31, 2013 "Report of Independent Registered Public Accounting Firm" as signed and dated by the independent registered public accounting firm.

Except as described above, the Company has not modified or updated the Original 10-K or the financial statements included therein or modified any disclosures contained in the Original 10-K. Accordingly, this Amendment, with the exception of the foregoing, does not reflect events occurring after the date of filing of the Original 10-K, or modify or update any disclosures affected by subsequent events. Consequently, all other information not affected by the correction described above is unchanged and reflects the disclosures and other information made at the date of the filing of the Original 10-K and should be read in conjunction with our filings with the SEC subsequent to the filing of the Original 10-K, including amendments to those filings, if any.

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

(a)(3) The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1 Certificate of Incorporation of Cold Gin Corporation, as amended (incorporated herein by reference from the Company’s Exhibit to its Information Statement on Schedule 14C filed on December 3, 2010)

3.2 Articles of Incorporation of Bonanza Gold Corp., as amended (incorporated herein by reference from the Company’s Exhibit to its Information Statement on Schedule 14C filed on December 3, 2010)

3.3 Articles of Merger (incorporated herein by reference from the Company’s Exhibit to its Information Statement on Schedule 14C filed on December 3, 2010)

3.4 Certificate of Merger (incorporated herein by reference from the Company’s Exhibit to its Information Statement on Schedule 14C filed on December 3, 2010)

3.5 By-Laws of Bonanza Gold Corp. (incorporated herein by reference from the Company’s Exhibit to its Information Statement on Schedule 14C filed on December 3, 2010)

3.5 Certificate of Amendment to the Articles of Incorporation of Bonanza Gold Corp. (incorporated herein by reference from the Company’s Exhibit to its Information Statement on Schedule 14C filed on February 9, 2011)

10.1 Asset Purchase Agreement, dated December 10, 2010, by and between Precious Metals Exploration, Ltd. and Cold Gin Corporation (incorporated herein by reference from the Company’s Exhibit 10.1 to its Current Report on Form 8-K filed on December 14, 2010)

10.2 Asset Purchase Agreement, dated December 10, 2010, by and between Precious Metals Exploration, Ltd. and Cold Gin Corporation (incorporated herein by reference from the Company’s Exhibit 10.2 to its Current Report on Form 8-K filed on December 14, 2010)

10.3 Promissory Note in the amount of One Million Dollars ($1,000,000), dated December 14, 2010, payable to Precious Metals Exploration, Ltd. (incorporated herein by referenced from the Company’s Exhibit 10.3 to its Current Report on Form 8-K filed on December 14, 2010)

10.4 Agreement and Plan of Reincorporation, dated as of December 27, 2010, by and between Cold Gin Corporation and Bonanza Gold Corp. (incorporated by reference from the Company’s Exhibit 10.4 to its Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 31, 2011)

10.5 Asset Purchase Agreement dated April 30, 2011 by and between Independent Resources Inc. and Bonanza Gold Corp (incorporated by reference from the Company’s Exhibit 10.1 to its Current Report on Form 8-K filed on May 5, 2011)

10.6 Termination Agreement dated May 19, 2011 by and between Precious Metals Exploration, Ltd and Bonanza Gold Corp. (incorporated by reference from the Company’s Exhibit 10.2 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed on May 23, 2011)

10.7 Assignment and Assumption Agreement dated May 19, 2011 by and between Precious Metals Exploration, Ltd and Bonanza Gold Corp. (incorporated by reference from the Company’s Exhibit 10.3 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed on May 23, 2011)

10.8 Asset Purchase Agreement dated June 27, 2011 by and between United Copper Holdings Ltd and Bonanza Gold Corp (incorporated by reference from the Company’s Exhibit 10.1 to its Current Report on Form 8-K filed on July 5, 2011)

10.9 Property Purchase agreement dated as of February 28, 2012 by and between Century Cooper, LLC (incorporated by reference from the Company’s Exhibit 10.9 to its Annual Report on Form 10-K filed April 16, 2012)

10.10 Form of Confidential Private Placement Subscription Agreement (incorporated by reference from the Company’s Exhibit 10.1 to its current Report on Form 8-K filed on September 10, 2013)

14.1 Code of Ethics (incorporated by reference from the Company’s Exhibit 14.1 to its Annual Report on Form 10-K filed October 8, 2014)

23.1 Consent of Independent Registered Public Accounting Firm (1)

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

BONANZA GOLD CORP.
Date: November 26, 2014	By: /s/ Craig Russell
Craig Russell
President Chief Executive Officer Chief Financial Officer Chairman
Date: November 26, 2014	By: /s/ Stephen Buxton
Stephen Buxton
Director