Form 10-K/A
period 2013-12-31
BONANZA GOLD CORP.
filed 2014-12-18
CIK 1425289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 2

to

FORM 10-K

[X]	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2013 .
OR
[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

Commission File Number: 000-54027

BONANZA GOLD CORP.

(Name of small business issuer in its charter)

Nevada	20-8560967
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
Columbia Tower 701 Fifth Avenue, Office 4263, Seattle, WA	98104
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (206) 262-7461

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered
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

Documents incorporated by reference: None

EXPLANATORY NOTE

Bonanza Gold Corp. (the “Company”) is filing this Amendment No. 2 on Form 10-K (this “Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission (the “SEC”) on October 8, 2014 (the “Original 10-K”) as amended on November 26, 2014.

The Company is filing this Annual Report on Amendment No. 2 to Form 10-K solely for the purpose of incorporating the December 31, 2013 "Report of Independent Registered Public Accounting Firm" as signed and dated by the independent registered public accounting firm on September 15, 2014, not October 6, 2014 as was unintentionally filed in the Original 10-K.

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

• downward revisions in securities analysts' estimates or changes in general market conditions;

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

• investors' expectations with respect to the rate of inflation;

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

Gulfport, Florida

September 15, 2014

2451 North McMullen Booth Rd Ste. 308 Clearwater, FL 33759-1352 Toll Free: (855) 334-0934 Main: (727) 444-1901

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

Bonanza Gold Corp.

Seattle, WA

We have audited the accompanying balance sheet Bonanza Gold Corp. as of December 31, 2012 and the related statements of operations, stockholders' equity and cash flows for the year then ended and the period from August 7, 2006 (inception) to December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.   The 2011 financial statements were audited by a predecessor independent registered accounting firm that issued an unqualified opinion on April 5, 2012 .

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

Cash and Cash Equivalents

The Company accounts for cash and cash equivalents under FASB ASC 305, “ Cash and Cash Equivalents ”, and considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  The Company had $5,457 and $10,698 cash as of December 31, 2013 and 2012, respectively.

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

Commitments and Contingencies

The Company follows ASC 450-20 , Loss Contingencies , to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies at December 31, 2013 and 2012.

Comprehensive Income

The Company has established standards for reporting and display of comprehensive income, its components and accumulated balances. When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 Income Taxes .  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of December 31, 2013 or 2012.

Earnings (Loss) per Share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share . Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.

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

ASC 820, Fair Value Measurements and Disclosures , defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Mineral Properties

The Company follows ASC 930, “ Extractive Activities – Mining,” for its mineral properties.  Mineral properties and related mineral rights acquisition costs are capitalized pending determination of whether the drilling has found proved reserves.  If a mineral ore body is discovered, capitalized costs will be amortized on a unit-of-production basis following the commencement of production.  Otherwise, capitalized acquisition costs are expensed when it is determined that the mineral property has no future economic value.  General exploration costs and costs to maintain rights and leases, including rights of access to lands for geophysical work and salaries, equipment, and supplies for geologists and geophysical crews are expensed as incurred.  When it is determined that a mining deposit can be economically and legally extracted or produced based on established proven and probable reserves, further exploration costs and development costs as well as interest costs relating to exploration and development projects that require greater than six (6) months to be readied for their intended use incurred after such determination will be capitalized.  The establishment of proven and probable reserves is based on results of final feasibility studies which indicate whether a property is economically feasible.  Upon commencement of commercial production, capitalized costs will be transferred to the appropriate asset categories and amortized on a unit-of-production basis.  Capitalized costs, net of salvage values, relating to a deposit which is abandoned or considered uneconomic for the foreseeable future will be written off.  The sale of a partial interest in a proved property is accounted for as a cost recovery and no gain or loss is recognized as long as this treatment does not significantly affect the unit-of-production amortization rate.  A gain or loss will be recognized for all other sales of proved properties and will be classified in other operating revenues.  Maintenance and repairs are charged to expense, and renewals and betterments are capitalized to the appropriate property and equipment accounts.

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

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50 “ Equity – Based Payments to Non-Employees .” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Recently Issued Accounting Pronouncements

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification ™ ( “ ASC ” ) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.

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

Total compensation paid or accrued on this employment agreement was $78,000 for each of the years ended December 31, 2013 and 2012.

NOTE 11 – PROPERTY, PLANT, AND EQUIPMENT

Capitalized property and equipment, net of accumulated depreciation, consisted of the following as of December 31:

	2013	2012
Office Equipment	$2,906	$2,906
Less: Accumulated Depreciation	$(1,270)	$(301)
Property, Plant, and Equipment, Net	$1,636	$2,605

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

(a)(3) The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1 Certificate of Incorporation of Cold Gin Corporation, as amended (incorporated herein by reference from the Company’s Exhibit to its Information Statement on Schedule 14C filed on December 3, 2010)

3.2 Articles of Incorporation of Bonanza Gold Corp., as amended (incorporated herein by reference from the Company’s Exhibit to its Information Statement on Schedule 14C filed on December 3, 2010)

3.3 Articles of Merger (incorporated herein by reference from the Company’s Exhibit to its Information Statement on Schedule 14C filed on December 3, 2010)

3.4 Certificate of Merger (incorporated herein by reference from the Company’s Exhibit to its Information Statement on Schedule 14C filed on December 3, 2010)

3.5 By-Laws of Bonanza Gold Corp. (incorporated herein by reference from the Company’s Exhibit to its Information Statement on Schedule 14C filed on December 3, 2010)

3.5 Certificate of Amendment to the Articles of Incorporation of Bonanza Gold Corp. (incorporated herein by reference from the Company’s Exhibit to its Information Statement on Schedule 14C filed on February 9, 2011)

10.1 Asset Purchase Agreement, dated December 10, 2010, by and between Precious Metals Exploration, Ltd. and Cold Gin Corporation (incorporated herein by reference from the Company’s Exhibit 10.1 to its Current Report on Form 8-K filed on December 14, 2010)

10.2 Asset Purchase Agreement, dated December 10, 2010, by and between Precious Metals Exploration, Ltd. and Cold Gin Corporation (incorporated herein by reference from the Company’s Exhibit 10.2 to its Current Report on Form 8-K filed on December 14, 2010)

10.3 Promissory Note in the amount of One Million Dollars ($1,000,000), dated December 14, 2010, payable to Precious Metals Exploration, Ltd. (incorporated herein by referenced from the Company’s Exhibit 10.3 to its Current Report on Form 8-K filed on December 14, 2010)

10.4 Agreement and Plan of Reincorporation, dated as of December 27, 2010, by and between Cold Gin Corporation and Bonanza Gold Corp. (incorporated by reference from the Company’s Exhibit 10.4 to its Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 31, 2011)

10.5 Asset Purchase Agreement dated April 30, 2011 by and between Independent Resources Inc. and Bonanza Gold Corp (incorporated by reference from the Company’s Exhibit 10.1 to its Current Report on Form 8-K filed on May 5, 2011)

10.6 Termination Agreement dated May 19, 2011 by and between Precious Metals Exploration, Ltd and Bonanza Gold Corp. (incorporated by reference from the Company’s Exhibit 10.2 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed on May 23, 2011)

10.7 Assignment and Assumption Agreement dated May 19, 2011 by and between Precious Metals Exploration, Ltd and Bonanza Gold Corp. (incorporated by reference from the Company’s Exhibit 10.3 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed on May 23, 2011)

10.8 Asset Purchase Agreement dated June 27, 2011 by and between United Copper Holdings Ltd and Bonanza Gold Corp (incorporated by reference from the Company’s Exhibit 10.1 to its Current Report on Form 8-K filed on July 5, 2011)

10.9 Property Purchase agreement dated as of February 28, 2012 by and between Century Cooper, LLC (incorporated by reference from the Company’s Exhibit 10.9 to its Annual Report on Form 10-K filed April 16, 2012)

10.10 Form of Confidential Private Placement Subscription Agreement (incorporated by reference from the Company’s Exhibit 10.1 to its current Report on Form 8-K filed on September 10, 2013)

14.1 Code of Ethics  (incorporated by reference from the Company’s Exhibit 14.1to its Annual Report on Form 10-K filed October 8, 2014)

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

BONANZA GOLD CORP.
Date: December 18, 2014	By: /s/ Steve Helm
Steve Helm
President Chief Executive Officer Chief Financial Officer Chairman