Form 10-Q
period 2014-03-31
BONANZA GOLD CORP.
filed 2015-09-02
CIK 1425289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

or

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

(206) 262-7461
(Registrant's telephone number, including area code)

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
Yes [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]   No [ X ]

As of August 28, 2015, the registrant had 6,923,005 shares of common stock outstanding.

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements.

BONANZA GOLD CORP.
(AN EXPLORATION STATE ENTITY)

INDEX TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2014
(UNAUDITED)

Balance Sheets as of March 31, 2014 and December 31, 2013 (audited)	4

Condensed Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2014 and 2013 and for the Period of August 7, 2006 (Inception) to March 31, 2014	5

Condensed Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013 and for the Period of August 7, 2006 (Inception) to March 31, 2014	6

Notes to the Condensed Unaudited Financial Statements	7

BONANZA GOLD CORP.
(AN EXPLORATION STATE ENTITY)
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$771	$5,457
Total current assets	771	5,457

Equipment, net of accumulated depreciation of $1,512 and $1,270	1,394	1,636

TOTAL ASSETS	$2,165	7,093

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities
Accounts payable	$30,897	$28,525
Accrued expenses	13,600	9,000
Accrued payroll	26,530	32,500
Total current liabilities	71,027	70,025

TOTAL LIABILITIES	71,027	70,025

Commitments and Contingencies (Note 3)	-	-

STOCKHOLDERS' DEFICIT
Common stock, par $0.001, 250,000,000 shares authorized, 6,923,005 shares issued and 6,123,005 shares outstanding at March 31, 2014 (unaudited) and December 31, 2013 (audited), respectively	6,923	6,123
Additional paid in capital	1,066,890	907,690
Stock payable	-	125,000
Accumulated deficit	(1,141,664)	(1,101,459)
Accumulated other comprehensive income (loss)	(1,011)	(286)

TOTAL STOCKHOLDERS' DEFICT	(68,862)	(62,932)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,165	7,093

The accompanying notes to the unaudited condensed financial statements are an integral part of these statements.

BONANZA GOLD CORP.
(AN EXPLORATION STATE ENTITY)
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

			From Inception
			(August 7, 2006) to
	Three Months Ended March 31,		March 31,
	2014	2013	2014

REVENUE	$-	$-	$-

OPERATING EXPENSES
Selling, general and administrative	40,205	58,450	1,907,636

NET OPERATING LOSS	(40,205)	(58,450)	(1,907,636)

OTHER INCOME (EXPENSE)	-	(41,770)	1,015,499
INTEREST EXPENSE	-	(144,268)	(175,532)
LOSS ON DISPOSAL	-	-	(73,995)

NET LOSS BEFORE INCOME TAXES	(40,205)	(244,488)	(1,141,664)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(40,205)	$(244,488)	$(1,141,664)

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss	(725)	-	(725)

TOTAL COMPREHENSIVE LOSS	$(40,930)	$(244,488)	$(1,142,389)

Net Loss Per Share: basic and diluted	$(0.01)	$(0.04)

Weighted Average Number of Shares Outstanding: basic and diluted	6,194,125	6,148,005

The accompanying notes to the unaudited condensed financial statements are an integral part of these statements.

BONANZA GOLD CORP.
(AN EXPLORATION STATE ENTITY)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			From Inception
			(August 7, 2006) to
	Three Months Ended March 31,		March 31,
	2014	2013	2014
Cash Used In Operating Activities:
Net loss	$(40,205)	$(244,488)	$(1,141,664)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Common stock issued for services	-	-	1,000
Impairment of website	-	-	14,225
Impairment of mineral properties	-	-	1,011,670
Loss on disposal of mineral properties	-	41,770	(940,265)
Depreciation expense	242	242	1,512
Amortization of discount on note payable	-	144,268	174,917
Changes in Assets and Liabilities
Accounts payable	2,372	34,527	30,897
Accrued expenses	4,600	-	13,600
Accrued payroll	(5,970)	-	26,530
Net Cash Used In Operating Activities	(38,961)	(23,681)	(807,578)

Cash Flows from Investing Activities:
Equipment	-	-	(2,906)
Website	-	(3,312)	(14,225)
Mineral Properties	-	(5,000)	(72,280)
Net Cash Used In Investing Activities	-	(8,312)	(89,411)

Cash Flows from Financing Activities:
Advances from directors	-	-	166,901
Proceeds from notes payable - affiliate	-	-	200
Payments on notes payable	-	-	(150,180)
Proceeds from stock payable	-	28,400	125,000
Proceeds from sale of common stock	35,000	-	756,850
Net Cash Provided by Financing Activities	35,000	28,400	898,771

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(725)	-	(1,011)

Net (Increase) Decrease in Cash and Cash Equivalents	(4,686)	(3,593)	771

Cash and Cash Equivalents - Beginning	5,457	10,698	-

Cash and Cash Equivalents - Ending	$771	$7,105	$771

Supplemental disclosures:
Cash paid for interest	$-	$-	$707
Cash paid for income taxes	$-	$-	$-
Supplemental Non-Cash Investing and Financing Information
Common stock issued for acquisition of mineral properties	$-	$-	$19,635
Note payable issued for acquisition of mineral properties	$-	$-	$1,950,000
Discount on non-interest bearing note payable	$-	$144,268	$174,917
Conversion of related party debt	$-	$-	$18,560
Forgiveness of shareholder's loan	$-	$-	$152,768
Cancellation of note payable in connection with termination of property purchase agreement.	$-	$1,800,000	$2,800,000

The accompanying notes to the unaudited condensed financial statements are an integral part of these statements.

BONANZA GOLD CORP.
(AN EXPLORATION STATE ENTITY)
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization and Business

Bonanza Gold Corp. ("we" the "Company" or the "Registrant") was incorporated under the laws of the State of Delaware in December 2006 under the name "Cold Gin Corporation."  Effective December 10, 2010, we transitioned our business focus from that of a developer of Internet media for martial arts to a company engaged in the exploration and mining of minerals. On December 27, 2010, we entered into an Agreement and Plan of Reorganization with Bonanza Gold Corp., a wholly-owned subsidiary of the Company, pursuant to which we merged with and into Bonanza Gold Corp, with Bonanza Gold Corp. being the surviving corporation.

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.  The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 2014 are not necessarily indicative of the results for the full years. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited combined financial statements and the footnotes thereto for the fiscal year ended December 31, 2013 originally filed with the Securities and Exchange Commission (the "SEC") on October 8, 2014 and Form 10-K/A filed with the SEC on December 18, 2014. All activities of the Company to date relate to its organization, initial funding and share issuances.  The accompanying financial statements have been prepared in accordance with generally accepted accounting principles.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses of approximately $1,141,700 since inception, has not yet produced revenues from operations, and, has a working capital deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

The ability of the Company to continue as a going concern is dependent upon the Company's ability to attain a satisfactory level of profitability and obtain suitable and adequate financing. There can be no assurance that management's plan will be successful.

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

Cash and Cash Equivalents

For the purpose of the financial statements cash equivalents include all highly liquid investments with an original maturity of three months or less. Cash and cash equivalents were $771 and $5,457 at March 31, 2014 and December 31, 2013, respectively.

Cash Flows Reporting
The Company follows ASC 230, Statement of Cash Flows, for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method ("Indirect method") as defined by ASC 230 to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period.
Commitments and Contingencies
The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments nor contingencies at March 31, 2014 and December 31, 2013.
Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740, Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized at March 31, 2014 or December 31, 2013.

Exploration State Company

Presently we have no established commercially minable reserves.  We are, however engaged in the search for mineral reserves; therefore, we are an exploration state company.

Earnings (Loss) Per Share.

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share.
Basic income (loss) per share is calculated by dividing the Company's net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.   For the three month periods ended March 31, 2014 and 2013, the effect of common stock equivalents has been excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive.
Financial Instruments.
The Company's balance sheet includes certain financial instruments: primarily accounts payable, accrued expenses, and accrued payroll. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2014.

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

The provision for depreciation, depletion and amortization ("DD&A") of mineral properties is calculated on a property-by-property basis using the unit-of-production method.  Taken into consideration in the calculation of DD&A are estimated future dismantlement, restoration and abandonment costs, which are net of estimated salvage values.  Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all general exploration costs, if any, are being expensed.

Recently Issued Accounting Pronouncements

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ ("ASC") is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.

We have reviewed the FASB issued Accounting Standards Update ("ASU") accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation's reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.  At this time we are not early adopting any recently issued accounting pronouncement.

NOTE 4 – SHAREHOLDERS' EQUITY

Common Stock

The Company has 250,000,000 authorized common shares with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During the period ended December 31, 2013, the Company agreed to issue 625,000 shares of restricted common stock in exchange for $125,000 received.

On March 24, 2014, 625,000 shares of restricted common stock were issued, eliminating the corresponding reduction in equity of $125,000.  Also on March 14, 2014 an additional 175,000 restricted common shares were issued in exchange for $35,000.

Each Unit consists of one share of common stock of the Company and one common share purchase warrant subject to adjustment.  One Warrant shall be non-transferable and shall entitle the holder thereof to purchase one share of common stock of the Company, as presently constituted, for a period of three (3) years commencing from the closing, at a price of $1.25 per Warrant Share.

There were 6,923,005 and 6,123,005 common shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively.

Warrants

The following table shows the Company's warrants that are outstanding:

		Number of Warrant	Remaining Life (in Years)
Issue Date	Expiry Date
7/8/2011	7/7/2014	150,000	0.268
9/6/2011	9/5/2014	125,000	0.433
10/7/2011	10/6/2014	250,000	0.518
12/1/2011	11/30/2014	250,000	0.668
3/5/2012	3/5/2015	2,500,000	0.929
2/6/2012	2/5/2015	300,000	0.852
9/4/2012	9/3/2016	750,000	1.430
12/3/2012	12/2/2016	225,000	1.677
5/13/2013	5/12/2017	175,000	3.118
5/14/2013	5/13/2017	225,000	3.121
7/25/2013	7/24/2017	225,000	3.318
1/9/2014	1/8/2018	175,000	3.778
		5,350,000

As of March 31, 2014, the Company had issued 5,350,000 warrants that are exercisable at $1.25 per warrant for one share of common stock and remain outstanding, with an average remaining life of 1.68 years.

The Company has no other potentially dilutive securities as of March 31, 2014 or December 31, 2013.

NOTE 5 – INCOME TAXES

At March 31, 2014, the Company had net operating loss carry forwards ("NOLs") aggregating approximately $1,141,700 which begin to expire in 2026. The utilization of these NOLs may become subject to limitations based on past and future changes in ownership of the Company pursuant to Internal Revenue Code Section 382. The Company records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. The Company does not believe that it will be able to utilize its NOLs and as such, a valuation allowance for the full amount of the deferred tax assets has been established at March 31, 2014. As a result of this valuation allowance there are no income tax benefits reflected in the accompanying statement of operations to offset pre-tax losses.

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of March 31, 2014, the Company has incurred net losses of approximately $1,142,100 resulting in a net operating loss for income tax purposes. The loss results in a deferred tax asset of approximately $399,600 at the effective statutory rate of 35%.  The deferred tax asset has been off-set by an equal valuation allowance.
	March 31 2014	December 31 2013
Deferred tax asset, generated from net operating loss at statutory rate	$399,600	$385,500
Valuation allowance	(399,600)	(385,500)
	$—	$—

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	35.0%
Increase in valuation allowance	(35.0%)
Effective income tax rate	0.0%

The Company has no uncertain tax positions as of March 31, 2014.
Income taxes for the years ended December 31, 2013 and 2012 remain subject to examination.

NOTE 6 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation the below listed events/transactions occurred and require adjustment or disclosure.

On July 14, 2015, the Company's Board of Directors, not subject to stockholder approval, approved the Amendment and Restatement of Outstanding Warrants.  The amendments extend the expiry date for a period of one year and add a provision for cashless exercise.

The following table shows the Company's warrants that have been amended:

	Issue Date	Amendment Date	Expiry Date	Number of Warrants
Amended and restated warrant certificate No.1006	7/25/2013	7/14/2015	7/24/2017	225,000
Amended and restated warrant certificate No.1006	5/13/2013	7/14/2015	5/12/2017	175,000
Amended and restated warrant certificate No.1006	5/14/2013	7/14/2015	5/13/2017	225,000
Amended and restated warrant certificate No.1103	9/4/2012	7/14/2015	9/3/2016	750,000
Amended and restated warrant certificate No.1104	12/3/2012	7/14/2015	12/3/2016	225,000
Amended and restated warrant certificate No.1105	1/9/2014	7/14/2015	1/8/2018	175,000
				1,775,000

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our financial condition and results of operations for the period January 1, 2014 through March 31, 2014 should be read in conjunction with the financial statements, including footnotes, and other information presented elsewhere in this Report on Form 10-Q and the risk factors and the financial statements for the year ended December 31, 2013 and the other information set forth in our Annual Report on Form 10-K/A for the year ended December 31, 2013 filed with the Securities and Exchange Commission on December 18, 2014.  In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as "anticipate," "believe," "intends," or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 8, 2014, and as amended on December 18, 2014.

Company Overview

The Company was incorporated under the laws of the State of Delaware in December 2006 under the name "Cold Gin Corporation."  On December 27, 2010, we entered into an Agreement and Plan of Reorganization with Bonanza Gold Corp., a wholly-owned subsidiary of the Company, pursuant to which we merged with and into Bonanza Gold Corp., with Bonanza Gold Corp. being the surviving corporation. In connection with the reincorporation merger we changed our domicile from Delaware to Nevada, our name to Bonanza Gold Corp. and each outstanding share of our common stock was exchanged for one hundred fifty shares of the common stock of the Nevada entity.  Thereafter, our trading market experienced some unusual activity.  In an effort to stabilize the market, we effectuated a 150:1 reverse stock split on January 5, 2011.

The Company's management has experience in the field of mineral exploration and intends to continue to invest resources into our exploration and drilling program, and intends to extend the campaign over the next several years. Depending upon our ability to obtain sufficient funding, we may also acquire additional properties for exploration. In addition, assuming sufficient funding, we plan to engage an internationally recognized mining and geological consultancy firm to assist us in our drilling efforts.

We believe that an expanded exploration and drilling program is currently our best option for increasing the value of our Company. However, we have no revenues, our stock has limited trading volume, and we believe our stock price does not reflect the true value of our Company. These factors limit our ability to obtain financing.  In December 2010, in an effort to generate revenue to continue our operations, we acquired two properties, one located in Arizona and the other in Mexico. In April 2011, we acquired an undivided interest in six mineral claims located in southwestern British Columbia. In May 2011, we assigned the property located in Arizona and the property located in Mexico back to the original owner that had sold us the properties in exchange for a termination of all of our payment obligations for such assets. In June 2011 we acquired a 75% interest in 28 lode claims and approximately 560 acres in Okanogan County, State of Washington. In May 2013, we assigned the property located in Okanogan County, State of Washington back to the original owner that had sold us the properties in exchange for a termination of all of our payment obligations for such assets.  In February 2012 we acquired one (1) patented mining claim (the "Zellweger Patented Claim") and twenty-six (26) lode mining claims (the "Kelvin Prospect Claims") in Sections 8, 9 and 17, Township 4 South, Range 13 East, G.&S.R.B.&M., Pinal County, Arizona.  In February 2013, we assigned the property located in Pinal County, Arizona back to the original owner that had sold us the properties in exchange for a termination of all of our payment obligations for such assets. While, due to the lack of capital, we have not commenced any exploration program at this time, we have the legal and functional capability to do so, including the required exploration permits when we obtain suitable properties.

Results of Operations

Working Capital

	March 31, 2014	December 31, 2013
Current Assets	$771	$5,457
Current Liabilities	71,027	70,025
Working Capital Deficiency	$(70,256)	$(64,568)

Cash Flows
	March 31,
	2014	2013
Cash Flows used in Operating Activities	$(38,961)	$(23,681)
Cash Flows used in Investing Activities	$-	$(8,312)
Cash Flows from Financing Activities	$35,000	$28,400
Net change in Cash During Period	$(4,686)	$(3,593)

Results of Operations for the three months ended March 31, 2014 and 2013.

For the three months ended March 31, 2014 and March 31, 2013, total revenues were $0 and net losses were $40,205 and $244,488, respectively. The net losses were attributable to operating expenses of $40,205 for the three months ended March 31, 2014 as compared to $58,450 in operating expenses for the same period in 2013.  The remainder of the March 2013 loss approximated $186,000 and was attributable to costs associated with the termination of a property purchase agreement.  The decrease in operating expenses is primarily attributable to maintenance fees related to the terminated property purchase agreement of $12,000 (paid in 2013) and decreased professional fees of $4,300 during 2014.

Liquidity and Capital Resources

At March 31, 2014 we had cash of $771 and had a working capital deficit of $70,256 At March 31, 2014 our assets consisted of the cash described above and IT equipment with a net book value of $1,394.

Our net cash used in operating activities for the three months ended March 31, 2014 was 38,961 and was primarily the result of a loss of $40,205. Our net cash used in operating activities for the three months ended March 31, 2013 was $23,681 and was the result of our net loss of $244,488.  Net cash used in investing activities for the three months ended March 31, 2014 was $0. Net cash used in investing activities for the three months ended March 31, 2013 was $8,312, resulting from our investment in mineral properties for $5,000 and website of $3,312. Our cash provided by financing activities for the three months ended March 31, 2014 was $35,000 from the proceeds of a stock subscription that we received. The shares subscribed were issued on March 24, 2014. Our cash provided by financing activities for the three months ended March 31, 2013 was $28,400 from the proceeds of a stock subscription that we received.

Our working capital deficiency at March 31, 2014 and December 31, 2013 was $70,256 and $64,568, respectively. The increased deficiency of $was primarily attributable to a reduction in cash during the period.

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

Liquidity
We have no known demands or commitments and are not aware of any events or uncertainties as of March 31, 2014 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources.
We had no material commitments for capital expenditures as of March 31, 2014 and December 31, 2013.

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

For a full description of our critical accounting policies, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2013 Annual Report on Form 10-K/A.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable because the Company is a smaller reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer who is also our Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer who is also our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer who is also our Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2014, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

1. Quarterly Issuances:

During the quarter we issued 800,000 units of the Company's unregistered securities at a price of $0.20 per unit, for the $35,000 the Company has received during the three months ended March 31, 2014 and the $125,000 the Company has received during the year ended December 31, 2013 (Note.4)

2. Subsequent Issuances:

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

BONANZA GOLD CORP.

Date: September 2, 2015	By:	/s/ Steve Helm
Steve Helm
President and Chief Executive Officer
(Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)