Form 10-Q
period 2014-06-30
BONANZA GOLD CORP.
filed 2015-09-02
CIK 1425289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   June 30, 2014

or

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

As of August 28, 2015, the registrant had 6,923,005shares of common stock outstanding.

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements.

BONANZA GOLD CORP.

INDEX TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2014

BONANZA GOLD CORP.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$-	$5,457
Total current assets	-	5,457

Equipment, net of accumulated depreciation of $1,754 and $1,270	1,152	1,636

TOTAL ASSETS	$1,152	7,093

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities
Accounts payable	34,854	28,525
Accrued expenses	13,700	9,000
Accrued payroll	46,030	32,500
Due to related party	1,900	-
Total current liabilities	96,484	70,025

TOTAL LIABILITIES	96,484	70,025

Commitments and Contingencies (Note 3)	-	-

STOCKHOLDERS' DEFICIT
Common stock, par $0.001, 250,000,000 shares authorized, 6,923,005 shares issued and 6,123,005 shares outstanding at June 30, 2014 (unaudited) and December 31, 2013 (audited)	6,923	6,123
Additional paid in capital	1,066,890	907,690
Stock payable	-	125,000
Accumulated deficit	(1,169,145)	(1,101,459)
Accumulated other comprehensive loss	-	(286)

TOTAL STOCKHOLDERS' DEFICT	(95,332)	(62,932)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,152	7,093

The accompanying notes to the unaudited condensed financial statements are an integral part of these statements.

BONANZA GOLD CORP.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
Selling, general and administrative	31,297	35,338	71,501	93,788

NET OPERATING LOSS	(31,297)	(35,338)	(71,501)	(93,788)

OTHER INCOME (EXPENSE)	3,815	(18,108)	3,815	(59,878)
INTEREST EXPENSE	-	-	-	(144,268)

NET LOSS BEFORE INCOME TAXES	(27,482)	(53,446)	(67,686)	(297,934)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(27,482)	$(53,446)	$(67,686)	$(297,934)

OTHER COMPREHENSIVE INCOME
Foreign currency translation Gain	1,011	-	286	-

TOTAL COMPREHENSIVE LOSS	$(26,471)	$(53,446)	$(67,400)	$(297,934)

Net Loss Per Share: Basic and Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.05)

Weighted Average Number of Shares Outstanding: Basic and Diluted	6,923,005	6,148,005	6,560,605	6,148,005

The accompanying notes to the unaudited condensed financial statements are an integral part of these statements.

BONANZA GOLD CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2014	2013
Cash Used In Operating Activities:
Net loss	$(67,686)	$(297,934)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Loss on disposal of mineral properties	-	59,770
Depreciation expense	484	484
Amortization of discount on note payable	-	144,268
Changes in Assets and Liabilities
Accounts payable	6,329	14,015
Accrued expenses	4,700	-
Accrued payroll	13,530	-
Due to related party	1,900	-
Net Cash Used In Operating Activities	(40,743)	(79,397)

Cash Flows from Investing Activities:
Website	-	(3,312)
Mineral Properties	-	(5,000)
Net Cash Used In Investing Activities	-	(8,312)

Cash Flows from Financing Activities:
Proceeds from stock payable	-	80,000
Proceeds from sale of common stock	35,000	-
Net Cash Provided by Financing Activities	35,000	80,000

Effect of Exchange Rate Changes on Cash and Cash Equivalents	286	-

Net Decrease in Cash and Cash Equivalents	(5,457)	(7,709)

Cash and Cash Equivalents - Beginning	5,457	10,698

Cash and Cash Equivalents - Ending	$-	$2,989

Supplemental disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Supplemental Non-Cash Investing and Financing Information
Discount on non-interest bearing note payable	$-	$144,268
Cancellation of note payable in connection with termination of property purchase agreement.	$-	$1,800,000

The accompanying notes to the unaudited condensed financial statements are an integral part of these statements.

BONANZA GOLD CORP.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2014

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

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.  The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended June 30, 2014 are not necessarily indicative of the results for the full years. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited combined financial statements and the footnotes thereto for the fiscal year ended December 31, 2013 originally filed on Form 10-K with the Securities and Exchange Commission (the “SEC”) on October 8, 2014 and Form 10-K/A filed with the SEC on December 18, 2014. All activities of the Company to date relate to its organization, initial funding and share issuances.  The accompanying financial statements have been prepared in accordance with generally accepted accounting principles.

We adopted early application of Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements effective June 30, 2014, therefore, inception-to-date information and other remaining disclosure requirements of Topic 915 is not presented or disclosed.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses of approximately $1,169,200, has not yet produced revenues from operations, has no operations, and has a working capital deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Cash and Cash Equivalents

For the purpose of the financial statements cash equivalents include all highly liquid investments with an original maturity of three months or less. Cash and cash equivalents were $0 and $5,457 at June 30, 2014 and December 31, 2013, respectively. At June 30, 2014, the Company’s bank account was overdrawn by $118.

Cash Flows Reporting
The Company follows ASC 230, Statement of Cash Flows, for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by ASC 230 to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period.
Commitments and Contingencies
The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies at  June 30, 2014 and December 31, 2013.
Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740, Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized at June 30, 2014 or December 31, 2013.

Earnings (Loss) Per Share.

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share. Basic income (loss) per share is calculated by dividing the Company’s net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.   For the six month periods ended June 30, 2014 and 2013, the effect of common stock equivalents has been excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive.
Financial Instruments.
The Company’s balance sheet includes certain financial instruments: primarily accounts payable, accrued expenses, and accrued payroll.  The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2014.

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

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915):  Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.  The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities and also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk.  These amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities).    We have elected to early adopt at June 30, 2014.  As the objective of the amendments in this update is to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements for development stage entities adoption of this guidance did not impact our financial position or results of operations.

NOTE 4 – SHAREHOLDERS’ EQUITY

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

There were 6,923,005 and 6,123,005 common shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively.

Warrants

The following table shows the Company's warrants that are outstanding:

Issue Date	Expiry Date	Number of Warrants	Remaining Life (in Years)
7/8/2011	7/7/2014	150,000	0.02
9/6/2011	9/5/2014	125,000	0.18
10/7/2011	10/6/2014	250,000	0.27
12/1/2011	11/30/2014	250,000	0.42
3/5/2012	3/5/2015	2,500,000	0.68
2/6/2012	2/5/2015	300,000	0.60
9/4/2012	9/3/2016	750,000	1.18
12/3/2012	12/2/2016	225,000	1.43
5/13/2013	5/12/2017	175,000	2.87
5/14/2013	5/13/2017	225,000	2.87
7/25/2013	7/24/2017	225,000	3.07
1/9/2014	1/8/2018	175,000	3.53
		5,350,000

As of June 30, 2014, the Company had issued 5,350,000 warrants that are exercisable at $1.25 per warrant for one share of common stock and remain outstanding, with an average remaining life of 1.43 years.

The Company has no other potentially dilutive securities as of June 30, 2014 or December 31, 2013.

NOTE 5 – INCOME TAXES

At June 30, 2014, the Company had net operating loss carry forwards ("NOLs") aggregating approximately $1,169,200 which begin to expire in 2026. The utilization of these NOLs may become subject to limitations based on past and future changes in ownership of the Company pursuant to Internal Revenue Code Section 382.
The Company records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. The Company does not believe that it will be able to utilize its NOLs and as such, a valuation allowance for the full amount of the deferred tax assets has been established at June 30, 2014. As a result of this valuation allowance there are no income tax benefits reflected in the accompanying statement of operations to offset pre-tax losses
The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of June 30, 2014, the Company has incurred net losses of approximately $1,169,200 resulting in a net operating loss for income tax purposes. The loss results in a deferred tax asset of approximately $409,200 at the effective statutory rate of 35%.  The deferred tax asset has been off-set by an equal valuation allowance.

	June 30 2014	December 31 2013
Deferred tax asset, generated from net operating loss at statutory rate	$409,200	$385,500
Valuation allowance	(409,200)	(385,500)
	$—	$—

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	35.0%
Increase in valuation allowance	(35.0%)
Effective income tax rate	0.0%

The Company has no uncertain tax positions as of June 30, 2014.

Income taxes for the years ended December 31, 2013 and 2012 remain subject to examination.
NOTE 6 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation the below listed events/transactions occurred and require adjustment or disclosure.

On July 14, 2015, the Company’s Board of Directors, not subject to stockholder approval, approved the Amendment and Restatement of Outstanding Warrants.  The amendments extend the expiry date for a period of one year and add a provision for cashless exercise.

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
				1,775,000

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our financial condition and results of operations for the period January 1, 2014 through June 30, 2014 should be read in conjunction with the financial statements, including footnotes, and other information presented elsewhere in this Report on Form 10-Q and the risk factors and the financial statements for the year ended December 31, 2013 and the other information set forth in our Annual Report on Form 10-K/A for the year ended December 31, 2013 filed with the Securities and Exchange Commission on December 18, 2014.  In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 8, 2014, and as amended on December 18, 2014.

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

Results of Operations

Working Capital
	June 30, 2014	December 31, 2013
Current Assets	$-	$5,457
Current Liabilities	96,484	70,025
Working Capital Deficiency	$(96,484)	$(64,568)

Cash Flows
	June 30,
	2014	2013
Cash Flows used in Operating Activities	$40,743	$(79,397)
Cash Flows used in Investing Activities	$-	$(8,312)
Cash Flows from Financing Activities	$35,000	$80,000
Net change in Cash During Period	$(5,457)	$(7,709)

Results of Operations for the three months ended June 30, 2014 and 2013.

For the three months ended June 30, 2014 and 2013, total revenues were $0 and net losses were $27,482 and $53,446, respectively. The net losses were attributable to operating expenses of $31,297 for the three months ended June 30, 2014 as compared to $35,338 in operating expenses for the same period in 2013.  The decrease in operating expenses is attributable to a decrease in professional fees of $12,465 and rent expenses of $4,180 and an increase in officer salary of $13,000.

Results of Operations for the six months ended June 30, 2014 and 2013.

For the six months ended June 30, 2014 and June 30, 2013, total revenues were $0 and net losses were $67,686 and $297,934, respectively. The net losses were attributable to operating expenses of $71,501 for the six months ended June 30, 2014 as compared to $93,788 in operating expenses for the same period in 2013, other expenses of $59,878, and interest expense of $144,268.  The overall decrease in operating expenses of approximately $22,300 is attributable to decreases in maintenance fees related to the terminated property purchase agreement, $12,000; decreased professional fees, $17,900; rent, $5,000 and an increase in officer salary, $13,000.

Liquidity and Capital Resources

At June 30, 2014 we had no cash and had a working capital deficit of $96,484. At June 30, 2014 our assets consisted of the cash described above and IT equipment with a net book value of $1,152.

Our net cash used in operating activities for the six months ended June 30, 2014 was $40,743 and was primarily the result of a loss of $67,686. Our net cash used in operating activities for the six months ended June 30, 2013 was $79,397 and was the result of our net loss of $297,934.  Net cash used in investing activities for the six months ended June 30, 2014 was $0. Net cash used in investing activities for the six months ended June 30, 2013 was $8,312, resulting from our investment in mineral properties for $5,000 and website of $3,312. Our cash provided by financing activities for the six months ended June 30, 2014 was $35,000 from the proceeds of a stock subscription that we received. The shares subscribed were issued on March 24, 2014. Our cash provided by financing activities for the six months ended June 30, 2013 was $80,000 from the proceeds of a stock subscription that we received.

Our working capital deficiency at June 30, 2014 and December 31, 2013 was $96,484 and $64,568, respectively. The increased deficiency of $31,916 was primarily attributable to a reduction in cash during the period and an increase in accounts payable of $6,329, accrued expenses of $4,700 and accrued payroll of $13,530, respectively.

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

Liquidity
We have no known demands or commitments and are not aware of any events or uncertainties as of June 30, 2014 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources.
We had no material commitments for capital expenditures as of June 30, 2014 and December 31, 2013.

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

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Annual Report on Form 10-K/A.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable because the Company is a smaller reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer who is also our Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer who is also our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer who is also our Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2014, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

1. Quarterly Issuances:

During the quarter ended March 31, 2014, we issued 800,000 units of the Company’s unregistered securities at a price of $0.20 per unit, for the $35,000 the Company had received during the six months ended June 30, 2014 and the $125,000 the Company had received during the year ended December 31, 2013 (note.4)
2. Subsequent Issuances:

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