Form 10-Q
period 2014-09-30
BONANZA GOLD CORP.
filed 2015-09-02
CIK 1425289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2014

or

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
SEPTEMBER 30, 2014

BONANZA GOLD CORP.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$-	$5,457
Total current assets	-	5,457

Equipment, net of accumulated depreciation of $1,996 and $1,270	910	1,636

TOTAL ASSETS	$910	7,093

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities
Accounts payable	$45,826	$28,525
Accrued expenses	11,400	9,000
Accrued payroll	65,530	32,500
Due to related party	1,900	-
Total current liabilities	124,656	70,025

TOTAL LIABILITIES	124,656	70,025

Commitments and Contingencies (Note 3)	-	-

STOCKHOLDERS' DEFICIT
Common stock, par $0.001, 250,000,000 shares authorized, 6,923,005 shares issued and 6,123,005 shares outstanding at September 30, 2014 (Unaudited) and December 31, 2013 (Audited)	6,923	6,123
Additional paid in capital	1,066,890	907,690
Stock payable	-	125,000
Accumulated deficit	(1,197,559)	(1,101,459)
Accumulated other comprehensive loss	-	(286)

TOTAL STOCKHOLDERS' DEFICT	(123,746)	(62,932)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$910	7,093

The accompanying notes to the unaudited condensed financial statements are an integral part of these statements.

BONANZA GOLD CORP.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
Selling, general and administrative	28,414	33,289	99,915	126,954

NET OPERATING LOSS	(28,414)	(33,289)	(99,915)	(126,954)

OTHER INCOME (EXPENSES)	-	7,143	3,815	(52,465)
INTEREST EXPENSE	-	-	-	(144,635)

NET LOSS BEFORE INCOME TAXES	(28,414)	(26,146)	(96,100)	(324,054)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(28,414)	$(26,146)	$(96,100)	$(324,054)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	-	(118)	286	(118)

TOTAL COMPREHENSIVE LOSS	$(28,414)	$(26,264)	$(95,814)	$(324,172)

Net Loss Per Share: Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.05)

Weighted Average Number of Shares Outstanding: Basic and Diluted	6,923,005	61,233,005	6,682,685	6,123,005

The accompanying notes to the unaudited condensed financial statements are an integral part of these statements.

BONANZA GOLD CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2014	2013
Cash Used In Operating Activities:
Net loss	$(96,100)	$(324,054)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Loss on disposal of mineral properties	-	59,745
Depreciation expense	726	726
Amortization of discount on note payable	-	144,268
Changes in Assets and Liabilities
Accounts payable	17,301	4,655
Accrued expenses	2,400	-
Accrued payroll	33,030	-
Due to related party	1,900	-
Net Cash Used In Operating Activities	(40,743)	(114,660)

Cash Flows from Investing Activities:
Website	-	(3,312)
Mineral Properties	-	(5,000)
Net Cash Used In Investing Activities	-	(8,312)

Cash Flows from Financing Activities:
Proceeds from stock payable	-	125,000
Proceeds from sale of common stock	35,000	-
Net Cash Provided by Financing Activities	35,000	125,000

Effect of Exchange Rate Changes on Cash and Cash Equivalents	286	(118)

Net (Increase) Decrease in Cash and Cash Equivalents	(5,457)	1,910

Cash and Cash Equivalents - Beginning	5,457	10,698

Cash and Cash Equivalents - Ending	$-	$12,608

Supplemental disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Supplemental Non-Cash Investing and Financing Information
Discount on non-interest bearing note payable	$-	$144,268
Cancellation of note payable in connection with termination of proeprty purchase agreement.	$-	$1,800,000

The accompanying notes to the unaudited condensed financial statements are an integral part of these statements.

BONANZA GOLD CORP.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

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

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.  The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended September 30, 2014 are not necessarily indicative of the results for the full years. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited combined financial statements and the footnotes thereto for the fiscal year ended December 31, 2013 originally filed on Form 10-K with the Securities and Exchange Commission (the “SEC”) on October 8, 2014 and Form 10-K/A filed with the SEC on December 18, 2014. All activities of the Company to date relate to its organization, initial funding and share issuances.  The accompanying financial statements have been prepared in accordance with generally accepted accounting principles.

We adopted early application of Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements effective June 30, 2014, therefore, inception-to-date information and other remaining disclosure requirements of Topic 915 is not presented or disclosed.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses of approximately $1,197,600, has not yet produced revenues from operations, has no operations, and has a working capital deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Cash and Cash Equivalents

For the purpose of the financial statements cash equivalents include all highly liquid investments with an original maturity of three months or less. Cash and cash equivalents were $0 and $5,457 at September 30, 2014 and December 31, 2013, respectively.

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
Commitments and Contingencies
The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies at September 30, 2014 and December 31, 2013.
Deferred Income Taxes and Valuation Allowance
The Company accounts for income taxes under ASC 740, Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized at September 30, 2014 or December 31, 2013.

Earnings (Loss) Per Share.

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share. Basic income (loss) per share is calculated by dividing the Company’s net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.   For the nine month periods ended September 30, 2014 and 2013, the effect of common stock equivalents has been excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2014.

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

There were 6,923,005 and 6,123,005 common shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively.

Warrants

The following table shows the Company's warrants that are outstanding:

Issue Date	Expiry Date	Number of Warrants	Remaining Life (in Years)
10/7/2011	10/6/2014	250,000	0.02
12/1/2011	11/30/2014	250,000	0.17
3/5/2012	3/5/2015	2,500,000	0.43
2/6/2012	2/5/2015	300,000	0.35
9/4/2012	9/3/2016	750,000	0.93
12/3/2012	12/2/2016	225,000	1.18
5/13/2013	5/12/2017	175,000	2.62
5/14/2013	5/13/2017	225,000	2.62
7/25/2013	7/24/2017	225,000	2.82
1/9/2014	1/8/2018	175,000	3.28
		5,075,000

As of September 30, 2014, the Company had issued 5,075,000 warrants that are exercisable at $1.25 per warrant for one share of common stock and remain outstanding, with an average remaining life of 1.44 years.

The Company has no other potentially dilutive securities as of September 30, 2014 or December 31, 2013.

NOTE 5 – INCOME TAXES

At September 30, 2014, the Company had net operating loss carry forwards ("NOLs") aggregating approximately $1,197,600 which begin to expire in 2026. The utilization of these NOLs may become subject to limitations based on past and future changes in ownership of the Company pursuant to Internal Revenue Code Section 382.
The Company records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. The Company does not believe that it will be able to utilize its NOLs and as such, a valuation allowance for the full amount of the deferred tax assets has been established at September 30, 2014. As a result of this valuation allowance there are no income tax benefits reflected in the accompanying statement of operations to offset pre-tax losses.
The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of September 30, 2014, the Company has incurred net losses of approximately $1,197,600 resulting in a net operating loss for income tax purposes. The loss results in a deferred tax asset of approximately $419,200 at the effective statutory rate of 35%.  The deferred tax asset has been off-set by an equal valuation allowance.
	September 30, 2014	December 31, 2013
Deferred tax asset, generated from net operating loss at statutory rate	$419,200	$385,500
Valuation allowance	(419,200)	(385,500)
	$—	$—

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:
Federal income tax rate	35.0%
Increase in valuation allowance	(35.0%)
Effective income tax rate	0.0%

The Company has no uncertain tax positions as of September 30, 2014.
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
				1,775,000

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our financial condition and results of operations for the period January 1, 2014 through September 30, 2014 should be read in conjunction with the financial statements, including footnotes, and other information presented elsewhere in this Report on Form 10-Q and the risk factors and the financial statements for the year ended December 31, 2013 and the other information set forth in our Annual Report on Form 10-K/A for the year ended December 31, 2013 filed with the Securities and Exchange Commission on December 18, 2014.  In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 8, 2014, and as amended on December 18, 2014.

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

Results of Operations

Working Capital
	September 30, 2014	December 31, 2013
Current Assets	$-	$5,457
Current Liabilities	124,656	70,025
Working Capital Deficiency	$(124,656)	$(64,568)

Cash Flows
	September 30,
	2014	2013
Cash Flows used in Operating Activities	$(40,743)	$(114,660)
Cash Flows used in Investing Activities	$-	$(8,312)
Cash Flows from Financing Activities	$35,000	$125,000
Net change in Cash During Period	$(5,457)	$1,910

Results of Operations for the three months ended September 30, 2014 and 2013.

For the three months ended September 30, 2014 and 2013, total revenues were $0 and net losses were $28,414 and $26,146, respectively. The net losses were attributable to operating expenses of $28,414 for the three months ended September 30, 2014 as compared to $33,289 in operating expenses for the same period in 2013.  The decrease in operating expenses is attributable to a decrease in rent expense, $5,427.

Results of Operations for the nine months ended September 30, 2014 and 2013.

For the nine months ended September 30, 2014 and 2013, total revenues were $0 and net losses were $96,100 and $324,054, respectively. The net losses were attributable to operating expenses of $99,915 for the nine months ended September 30, 2014 as compared to $126,954 in operating expenses for the same period in 2013, other expenses of $52,465, and interest expense of $144,635.  The overall decrease in operating expenses of approximately $27,000 is attributable to decreases in maintenance fees related to the terminated property purchase agreement, $12,000; decreased professional fees, $6,200 and rent expense, $10,700.

Liquidity and Capital Resources

At September 30, 2014 we had no cash and had a working capital deficit of $124,656. At September 30, 2014 our assets consisted of the cash described above and IT equipment with a net book value of $910.

Our net cash used in operating activities for the nine months ended September 30, 2014 was $40,743 and was primarily the result of a loss of $96,100. Our net cash used in operating activities for the nine months ended September 30, 2013 was $114,660 and was the result of our net loss of $324,054.  Net cash used in investing activities for the nine months ended September 30, 2014 was $0. Net cash used in investing activities for the nine months ended September 30, 2013 was $8,312, resulting from our investment in mineral properties for $5,000 and website of $3,312. Our cash provided by financing activities for the nine months ended September 30, 2014 was $35,000 from the proceeds of a stock subscription that we received. The shares subscribed were issued on March 24, 2014. Our cash provided by financing activities for the nine months ended September 30, 2013 was $125,000 from the proceeds of a stock subscription that we received.

Our working capital deficiency at September 30, 2014 and December 31, 2013 was $124,656 and $64,568, respectively. The increased deficiency of $60,088 was primarily attributable to a reduction in cash during the period and an increase in accounts payable of $17,301, accrued expenses of $2,400 and accrued payroll of $33,030, respectively.

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

Liquidity
We have no known demands or commitments and are not aware of any events or uncertainties as of September 30, 2014 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources.
We had no material commitments for capital expenditures as of September 30, 2014 and December 31, 2013.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer who is also our Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer who is also our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer who is also our Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2014, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

1. Quarterly Issuances:

During the quarter ended March 31, 2014, we issued 800,000 units of the Company’s unregistered securities at a price of $0.20 per unit, for the $35,000 the Company has received during the nine months ended September 30, 2014 and the $125,000 the Company has received during the year ended December 31, 2013 (note.4)

2. Subsequent Issuances:

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