Form 10-K
period 2014-12-31
BONANZA GOLD CORP.
filed 2015-09-02
CIK 1425289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2014.
OR
[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___to___.

Commission File Number: 000-54027

BONANZA GOLD CORP.
(Name of small business issuer in its charter)

Nevada	20-8560967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3270 Sul Ross, Houston, Texas	77098
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 299-0100

Securities registered pursuant to Section 12(b) of the Act: None	Name of each exchange on which registered

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
YES [   ]  NO [X]

The aggregate market value of the issuer’s common stock held by non-affiliates of the registrant as of June 11, 2012, was approximately
$1,068,263 based on $.62, the price at which the registrant’s common stock was last sold on that date.

As of August 28, 2015, the issuer had 6,923,005 shares of common stock outstanding.

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

In December 2010, in an effort to generate revenue to continue our operations, we acquired two properties, one located in Arizona and the other in Mexico. In May 2011, we assigned the property located in Arizona and the property located in Mexico back to the original owner that had sold us the properties in exchange for a termination of all of our payment obligations for such assets. In June 2011 we acquired a 75% interest in 28 lode claims and approximately 560 acres in Okanogan County, State of Washington. In May 2013, we assigned the property located in Okanogan County, State of Washington back to the original owner that had sold us the properties in exchange for a termination of all of our payment obligations for such assets. In February 2012 we acquired one (1) patented mining claim (the “Zellweger Patented Claim”) and twenty- six (26) lode mining claims (the “Kelvin Prospect Claims”) in Sections 8, 9 and 17, Township 4 South, Range 13 East, G.&S.R.B.&M., Pinal County, Arizona. In February 2013, we assigned the property located in Pinal County, Arizona back to the original owner that had sold us the properties in exchange for a termination of all of our payment obligations for such assets. While, due to the lack of capital, we have not commenced any exploration program at this time, we have the legal and functional capability to do so, including the required exploration permits when we obtain suitable properties.

Recent Developments
On December 1, 2014, the Board of Directors of the Company decreased the size of the Board of Directors to one through the appointment of Steve Helm as the sole director of the company.  Concurrent with Steve Helm’s appointment were the resignations of Craig Russell and Stephen Buxton.

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

Executive Officers of the Registrant

Steve Helm currently serves as our President, Chief Executive Officer, Treasurer and Secretary. The Company does not have any other executive officers.

Employees

The Company currently has one employee, Steve Helm, who is also our sole officer and a director.

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

Risks Related to our Business and Our Industry

Our business and financial condition are subject to various risks and uncertainties, including, without limitation, those set forth below, any one of which could cause a material reduction in the value of our Company or our ability to raise capital. An investment in our securities is highly speculative and involves an extremely high degree of risk. Therefore, you should thoroughly consider the risk factors discussed below and elsewhere in this Annual Report before purchasing our securities. You should understand that you may lose all or part of your investment. No person should consider investing who cannot afford to lose their entire investment or who is in any significant way dependent upon the funds that they are investing. The risk factors contained herein are not meant to be exhaustive.

Our auditors have expressed a going concern opinion.

We have no established source of revenues, have incurred losses since inception, have a working capital deficit and are in need of capital to grow our operations so that we can become profitable. Accordingly, the opinion of our auditor for the years ended December 31, 2014 and December 31, 2013 expressed substantial doubt as to whether we will be able to continue as a going concern.

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

We will require additional funding to sustain our business. We do not currently have any arrangements for funding and we can provide no assurance to investors that we will be able to find such funding on terms acceptable to us or at all. Obtaining additional funding would be subject to a number of factors, including, without limitation, the market prices for copper, silver and gold, investor acceptance of our business plan, the credibility of our exploration results, investor confidence and interest in our sector generally and our Company in particular and general market conditions. These factors may make the timing, amount, terms or conditions of additional funding unavailable to us.

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

The legal and regulatory environment that pertains to the mining industry is uncertain and may change. Uncertainty and new regulations could increase our operating costs and prevent us from exploring and drilling for mineralized material and developing the assets that we own, even if we determine such development is warranted. In addition to new laws and regulations being adopted, existing laws may be applied to mining operations that have not yet been so applied. Any such new laws may increase our operating costs which could have a material adverse effect on our results of operations and financial condition. Changes in regulatory policy could also have a material adverse effect on our future exploration and future production activities. Any changes in government policy may result in changes to laws affecting, without limitation:

•	ownership of our concessions;

•	land tenure;

•	development of infrastructure;

•	mining policies;

•	monetary policies;

•	taxation;

•	rates of exchange;

•	environmental regulations; and/or,

•	labor relations.

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

We have no proven or probable reserves.

We have not established the presence of any proven or probable reserves, as those terms are defined by SEC.

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

These estimates are imprecise and depend on geological interpretation and statistical inferences drawn from drilling and assay sampling analysis, which may prove to be unreliable. We cannot assure you that the estimates of our future mineralized material will be accurate or that we can mine or process this mineralized material profitably.

Any material changes in estimates of our future mineralized material could affect the economic viability of the assets and could have a material adverse effect on our operations and financial position. There can be no assurance that minerals recovered in small scale will be recovered at production scale.

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

Competition in the mining industry is extremely intense in all aspects, including but not limited to raising investment capital for exploration and obtaining qualified managerial and technical employees. We are an insignificant participant in the mining industry due to our limited financial and personnel resources. Our competition includes large established mining companies, with substantial capabilities and with greater financial and technical resources than we have As a result of this competition, we may be unable to attract the necessary funding or qualified personnel. If we are unable to successfully compete for funding or for qualified personnel, our mining activities may be slowed, suspended or terminated, any of which would have a material adverse effect on our ability to continue operations.

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
If we incur material losses or liabilities our financial position could be materially and adversely affected. Mining operations involve a number of risks and hazards including without limitation:

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

We are dependent upon our sole executive officer.

The Company is dependent on Steven Helm, its Chief Executive and Financial Officer, to effectuate many of the Company’s services and plans for the implementation of our proposed activities and business. While Mr. Helm does not have experience in the area of exploring for and/or mining precious metals, his background in real-estate development is beneficial to the Company efforts in developing collaborative agreements and in its efforts to consider diversification.  If he were to resign, there is no guarantee that we could replace him with qualified individual(s) in a timely or economic manner, or if at all. Investors must be willing to entrust all of the affairs of the Company to current management.

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

The Company has the authority to issue up to 250,000,000 shares of common stock, and to issue options and warrants to purchase shares of our common stock without stockholder approval. Future issuances of common stock will dilute the holdings of our existing stockholders and may reduce the market price of our common stock. Holders of our common stock are not entitled to preemptive rights.

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

We are required to annually evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have a material adverse effect on the price of our common stock. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have furnished a report by our management on internal controls for the fiscal year ended December 31, 2014. Such a report contains, among other matters, our assessment of the effectiveness of our internal controls over financial reporting, including a statement as to whether or not our internal controls are effective. This assessment must include disclosure of any material weakness in our internal controls over financial reporting identified by our management. Due to among other things, our lack of segregation of duties, our internal controls over financial reporting are ineffective as of the date hereof, and there is no assurance that they will be effective in the future. If we are unable to effectuate and maintain the effectiveness of our controls, investors could lose confidence in our financial reports and our stock price may decline.

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

Risks related to Owning Our Stock

Our stock price may be volatile.

Our stock price may be volatile and as a result investors could lose all or part of their investment. In addition to volatility associated with over- the-counter securities in general, the value of any investment could decline due to the impact of any of the following factors upon the market price of our common stock:

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company rented office space located at Colombia Tower, 701 Fifth Avenue, Office 4263, Seattle, WA 98104, until January 31, 2014, the rent charges were approximately $1,500 per month.  The Company is in the process of relocating its offices to Houston, Texas, and will be co-located with another one of Mr. Helm’s business endeavors, and this co-location shall result in benefiting from having no rent obligations through at least the end of 2015.

ITEM 3.  LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings, and we are not aware of any proceeding pending or threatened against us by any governmental authority or other party.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock has been listed on the OTC Bulletin Board under the symbol "BNZA" since January 5, 2011. Prior to this, our common stock was listed on the OTC Bulletin Board under the symbol "CLGC".  Our Ordinary Shares were deleted from OTC Bulletin Board (OTCBB), operated by FINRA, effective October 21, 2013 pursuant to FINRA Rule 6530e.  There has been limited trading activity for our common stock for each quarter since September 1, 2008 as reported on the OTC Bulletin Board. Subsequently the Company has been listed on the OTC Markets Pink Marketplace.

2015	High	Low
Second Quarter	$0.62	$0.62
First Quarter	$0.62	$0.62
YEAR ENDED DECEMBER 31, 2014
Fourth Quarter	$0.62	$0.62
Third Quarter	$0.62	$0.62
Second Quarter	$0.62	$0.62
First Quarter	$0.62	$0.62
YEAR ENDED DECEMBER 31, 2013
Fourth Quarter	$0.62	$0.62
Third Quarter	$0.62	$0.62
Second Quarter	$0.62	$0.62
First Quarter	$0.00	$0.62

Holders

As of August 27, 2015 there were approximately 10 shareholders of record of our common stock and 6,923,005 shares of common stock deemed outstanding.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 2014, found in this report. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of this report.

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

In the fourth quarter of 2014, we decided to seek a take-over candidate in an attempt to enhance shareholder value.  In the third quarter of 2015, Brightlane Acquisition Corp. acquired a controlling interest in the Company from existing shareholders.

Recent Developments
In connection with the aforementioned change of control, we have been advised that our business will transition into a lease-to-own real estate model in which we will acquire single family homes and portfolios of single family homes and then lease-to-own the properties whereby the lessees will eventually own the home if they so choose. Once the tenants fulfill their obligations under the contract, we will deliver the deed to the lessees.  We will actively pursue the acquisition of these types of homes through the purchase of bank REOs, portfolios and other methods of acquisition.  In connection with this transition, we expect to change our name to Brightlane Corp.

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

Plan of Operations

Steve Helm’s, our Chief Executive Officer, President, Chief Financial Officer, Secretary and Treasurer, extensive background in the real-estate development industry will lend itself well to the future direction of the company with the integration of Brightlane Housing Corp.

Off Balance Sheet Arrangements

There are no off balance sheet arrangements.

Results of Operations for the years ended December 31, 2014 and 2013

	Year Ended December 31,
	2015	2014
Revenue	$-	$-
Operating expenses	$134,014	$180,023

Net loss from operations	$(134,014)	$(180,023)

Other income	$3,990	$16,069
Loss on disposal	$-	$(73,995)
Interest expense	$-	$(144,635)

Net income (loss)	$(130,024)	$(382,584)

For the years ended December 31, 2014 and 2013 we did not generate revenue and net losses were $130,024 and $382,584, respectively.

The net losses were attributable to operating expenses and other income expenses that primarily consisted of expenses related to disposition of properties and interest expense. The operating expenses of $134,014 for the year ended December 31, 2014 were primarily general and administrative in nature and included rent, legal fees, management and consulting fees, and audit and accounting fees. The operating expenses of $180,023 for the year ended December 31, 2013 consisted of the same. The overall decrease in operating expenses of approximately $46,000 is attributable to decreases in maintenance fees related to the terminated property purchase agreement of $12,000; decreased professional fees of $4,000 and rent expense of $16,000.

The decrease in other expense is attributable to the disposition of two properties and consists primarily of accelerated amortization of the associated debt discount in 2013.

Liquidity

	December 31, 2014	December 31, 2013
Current Assets	$-	$5,457
Current Liabilities	74,657	70,025
Working Capital Deficiency	(74,657)	(64,568)

	Year Ended December 31,
	2014	2013
Cash Flows used in Operating Activities	$(40,743)	$(121,643)
Cash Flows used in Investing Activities	$-	$(8,312)
Cash Flows from Financing Activities	$35,000	$125,000
Net change in Cash During the Period	$(5,457)	$(5,241)

At December 31, 2014 we had cash and cash equivalents of $0 and had a working capital deficit of $74,657. We have incurred negative cash flows from operations since inception of the Company. We have spent and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned exploration activities. Based on our current plans, our cash will not be sufficient to enable us to meet our planned operating needs in the next 12 months. We do not have sufficient cash to meet our SEC reporting requirements, and as such are dependent on loans from others and/or raising capital from the sale of our common shares.

Our working capital deficiency at December 31, 2014 and 2013 was $74,657 and $64,568, respectively. The increased deficiency of $10,089 was primarily attributable to a reduction in cash during the period and an increase in accounts payable of $24,132, accrued expenses of $13,000 and a decrease in accrued payroll of $32,500, respectively.

Our net cash used in operating activities for the year ended December 31, 2014 was $40,743 and was primarily the result of a loss of $130,024. Our net cash used in operating activities for the year ended December 31, 2013 was $121,643 and was the result of our net loss of $382,584.  Net cash used in investing activities for the year ended December 31, 2014 was $0. Net cash used in investing activities for the year ended December 31, 2013 was $8,312, resulting from our investment in mineral properties for $5,000 and website of $3,312. Our cash provided by financing activities for the year ended December 31, 2014 was $35,000 from the proceeds of a stock subscription that we received. The shares subscribed were issued on March 24, 2014. Our cash provided by financing activities for the year ended December 31, 2013 was $125,000 from the proceeds of a stock subscription that we received.

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

We have no known demands or commitments and are not aware of any events or uncertainties as of December 31, 2014, other than the work commitment previously mentioned, that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources.

We had no material commitments for capital expenditures as of December 31, 2014 and 2013.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable because the Company is a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BONANZA GOLD CORP.

INDEX TO AUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

RLB Certified Public Accountant PLLC
PO Box 48261  Saint Petersburg, FL  33743
Cell 727-452-4803   Email robin@rlbcpa.biz

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
BONANZA GOLD CORP.
Columbia Tower
701 Fifth Avenue – Office 4263
Seattle, WA  98104

I have audited the accompanying balance sheets of Bonanza Gold Corp. as of December 31, 2014 and 2013 and the related statements of income, comprehensive income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.   The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, I express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bonanza Gold Corp. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has recurring operating losses, working capital deficiencies, negative cash flows from operating activities, adverse financial ratios, and a stockholders' deficit. The Company is requiring traditional financing or equity funding to continue its operating activities. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. My opinion is not modified with respect to this matter.

RLB Certified Public Accountant PLLC
Gulfport, Florida
August 31, 2015

BONANZA GOLD CORP.
BALANCE SHEETS

	December 31,	December 31,
	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$-	$5,457
Total current assets	-	5,457

Equipment, net of accumulated depreciation of $2,239 and $1,270	667	1,636

TOTAL ASSETS	$667	7,093

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities
Accounts payable	$52,657	$28,525
Accrued expenses	22,000	9,000
Accrued payroll	-	32,500
Total current liabilities	74,657	70,025

TOTAL LIABILITIES	74,657	70,025

Commitments and Contingencies (Note 3)	-	-

STOCKHOLDERS' DEFICIT
Common stock, par $0.001, 250,000,000 shares authorized, 6,923,005 and 6,123,005 shares issued and outstanding at December 31, 2014 and 2013, respectively	6,923	6,123
Additional paid in capital	1,150,570	907,690
Stock payable	-	125,000
Accumulated deficit	(1,231,483)	(1,101,459)
Accumulated other comprehensive loss	-	(286)

TOTAL STOCKHOLDERS' DEFICT	(73,990)	(62,932)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$667	7,093

The accompanying notes to the audited financial statements are an integral part of these statements.

BONANZA GOLD CORP.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
	2014	2013

REVENUE	$-	$-

OPERATING EXPENSES
Selling, general and administrative	134,014	180,023

NET OPERATING LOSS	(134,014)	(180,023)

OTHER INCOME	3,990	16,069
LOSS ON DISPOSAL	-	(73,995)
INTEREST EXPENSE	-	(144,635)

NET LOSS BEFORE INCOME TAXES	(130,024)	(382,584)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(130,024)	$(382,584)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	286	(286)

TOTAL COMPREHENSIVE LOSS	$(129,738)	$(382,870)

Net Loss Per Share: Basic and Diluted	$(0.02)	$(0.06)

Weighted Average Number of Shares Outstanding: Basic and Diluted	6,743,245	6,123,005

The accompanying notes to the audited financial statements are an integral part of these statements.

BONANZA GOLD CORP.
STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock	Amount	Additional Paid in Capital	Deficit Accumulated During Exploration State	Accumulated Other Comprehensive Income (Loss)	Stock Payable	Stockholders’ Equity (Deficit)
Balance, December 31, 2012	6,148,005	$6,148	$907,690	$(718,875)	$-	$-	$194,963

Shares cancelled on cancelation of mining agreement	(25,000)	(25)	-	-	-		(25)
Common stock to be issued	-	-	-	-	-	125,000	125,000
Foreign currency translation adjustment	-	-	-	-	(286)		(286)
Net loss - December 31, 2013	-	-	-	(382,584)	-		(382,584)
Balance, December 31, 2013	6,123,005	$6,123	$907,690	$(1,101,459)	(286)	125,000	(62,932)

Shares issued for stock payable	800,000	800	159,200	-	-	(125,000)	35,000
Contribution of payroll	-	-	81,780	-	-	-	81,780
Contribution of due to related party	-	-	1,900	-	-	-	1,900
Foreign currency translation adjustment	-	-	-	-	286	-	286
Net loss to December 31, 2014	-	-	-	(130,024)	-	-	(130,024)
Balance, December 31, 2014	6,923,005	6,923	1,150,570	(1,231,483)	-	-	(73,990)

The accompanying notes to the audited financial statements are an integral part of these statements.

BONANZA GOLD CORP.
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013
Cash Used In Operating Activities:
Net loss for the year	$(130,024)	$(382,584)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Write-off of website	-	14,225
Additional paid-in capital in exchange for accrued payroll	81,780	-
Additional paid-in capital in exchange for due to related party	1,900	-
Gain on disposal of mineral properties	-	59,745
Depreciation expense	969	969
Amortization of discount on note payable	-	144,267
Changes in Assets and Liabilities
Accounts payable	24,132	235
Accrued expenses	13,000	9,000
Accrued payroll	(32,500)	32,500
Net Cash Used In Operating Activities	(40,743)	(121,643)

Cash Flows from Investing Activities:
Website	-	(3,312)
Mineral properties	-	(5,000)
Net Cash Used In Investing Activities	-	(8,312)

Cash Flows from Financing Activities:
Proceeds from stock payable	-	125,000
Proceeds from sale of common stock	35,000	-
Net Cash Provided by Financing Activities	35,000	125,000

Effect of Exchange Rate changes on cash and cash equivalents	286	(286)

Net Decrease in Cash and Cash Equivalents	(5,457)	(5,241)

Cash and Cash Equivalents - Beginning	5,457	10,698

Cash and Cash Equivalents - Ending	$-	5,457

Supplemental disclosures:
Cash paid for interest	$-	$367
Cash paid for income taxes	$-	$-
Supplemental Non-Cash Investing and Financing Information
Common stock issued for acquisition of mineral properties	$-	$(25)
Discount on non-interest bearing note payable	$-	$144,267
Cancellation of note payable in connection with disposal of mineral property agreement	$-	$1,800,000

The accompanying notes to the audited financial statements are an integral part of these statements.

BONANZA GOLD CORP.
NOTES TO THE AUDITED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred losses of approximately $1,231,500, has not yet produced revenues from operations, and has a working capital deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company accounts for cash and cash equivalents under FASB ASC 305, “Cash and Cash Equivalents”, and considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  The Company had $0 and $5,457 cash at December 31, 2014 and 2013, respectively.

Cash Flows Reporting

The Company follows ASC 230, “Statement of Cash Flows,” for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by ASC 230 to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period.

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies at December 31, 2014 and 2013.

Comprehensive Income

The Company has established standards for reporting and display of comprehensive income, its components and accumulated balances. When applicable, the Company would disclose this information on its Statement of Stockholders’ Deficit.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740, “Income Taxes”.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized at December 31, 2014 or 2013.

Earnings (Loss) Per Share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, “Earnings per Share.” Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.

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

Financial Instruments

The Company’s balance sheet includes certain financial instruments: primarily accounts payable and, accrued expenses. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

ASC 820, “Fair Value Measurements and Disclosures,” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

Property, Plant, and Equipment

The Company follows ASC 360, “Property, Plant, and Equipment”, for its fixed assets.  Equipment is stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets (3 years). All equipment with an acquisition value greater than $500 and a useful life of over one year is capitalized.

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions.

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

Stock-Based Compensation

FASB ASC 718 “Compensation – Stock Compensation,” prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities. The Company determines if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity’s past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.

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

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements – Going Concern; Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  The amendments in this update provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures.  The guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.  Early adoption is permitted but not required; at this time we are not early adopting   As the objective of this accounting standard is to provide guidance on the disclosure of uncertainties about an entity’s ability to continue as a going concern, the adoption of this standard is not expected to impact our financial position or results of operations.

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.  A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved.  The guidance is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods. Early adoption is permitted but not required; at this time we are not early adopting.  As the objective of the amendments in this update is to resolve diverse accounting treatments of these particular share-based awards adoption of this guidance is not expected to impact our financial position or results of operations.

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915):  Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.”  The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities and also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk.  These amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities).  We have elected to early adopt at June 30, 2014.  As the objective of the amendments in this update is to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements for development stage entities adoption of this guidance did not impact our financial position or results of operations.

NOTE 4 – EMPLOYMENT AGREEMENTS

On June 24, 2011 the Company appointed Mr. Craig Russell to its board of directors.  Until December 1, 2014, Mr. Russell also served as the Company’s Chief Executive Officer and had an employment agreement with the Company that required monthly compensation of $6,500. Total compensation paid on this employment agreement was $0 for the year ended December 31, 2014 and $78,000 for the year ended December 31, 2013. On December 15, 2014, Mr. Russell agreed to waive all accrued compensation, which was recorded as additional paid in capital. At December 31, 2014 and 2013, accrued payroll was $0 and $32,500, respectively.

NOTE 5 – PROPERTY, PLANT, AND EQUIPMENT

Capitalized property and equipment, net of accumulated depreciation, consisted of the following as of December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Office Equipment	$2,906	$2,906
Less: Accumulated Depreciation	(2,239)	(1,270)
Property, Plant, and Equipment, Net	$667	$1,636

Property and equipment are depreciated using the straight-line method. Depreciation expense was $969 and $969 for the years ended December 31, 2014 and 2013, respectively.

NOTE 6– SHAREHOLDERS’ EQUITY

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

Each Unit consists of one share of common stock of the Company and one common share purchase warrant subject to adjustment.  Each warrant was not transferable and entitled the holder thereof to purchase one share of common stock of the Company for a period of three (3) years, at a price of $1.25 per Warrant Share.

There were 6,923,005 and 6,123,005 common shares issued and outstanding at December 31, 2014 and 2013, respectively.

Preferred Stock

The Company has no issued or authorized preferred stock.

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

(iv) Warrants issued on September 4, 2012

On September 4, 2012, in connection with the sale of 750,000 shares of its common stock at $0.20 per share or $150,000 in gross proceeds to the investor, the Company issued warrants to purchase 750,000 shares of its common stock exercisable at $1.25 per share, such warrants, as amended on July 14, 2015, expiring four (4) years from the date of issuance.

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

(v) Warrants issued on December 3, 2012

On December 3, 2012, in connection with the sale of 225,000 shares of its common stock at $0.20 per share or $45,000 in gross proceeds to the investor, the Company issued warrants to purchase 225,000 shares of its common stock exercisable at $1.25 per share, such warrant, as amended on July 14, 2015, expiring four (4) years from the date of issuance.

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

(vi) Warrants issued on March 24, 2014

On March 24, 2014, in connection with the issue of 800,000 units comprised of one common share and one warrant each, the Company issued warrants to purchase 800,000 shares of its common stock exercisable at $1.25 per share, such warrants, as amended on July 14, 2014, expiring four (4) years from the date of issuance.

The fair value of the warrant grant estimated on the date of grant uses the Black-Scholes Option-Pricing Model with the following assumptions:

Expected life (year)	3.00

Expected volatility	39.66%	*

Risk-free interest rate	0.93%

Dividend yield	0.00%

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

The Company allocated the gross proceeds of $160,000 between common stock and warrants based on their relative fair value, estimated on the date of grant, valued common stock and the warrant at $148,126 and $11,874, respectively, using the Black-Scholes Option-Pricing Model with the above assumptions.

Summary of warrant activities

The table below summarizes the Company’s non-derivative warrant activities through December 31, 2014:

	Number of warrants	Exercise price per share	Weighted average exercise price	Fair value at grant date	Aggregate intrinsic value
Balance, December 31, 2013	4,550,000	$1.25	$1.25	$117,278	-

Granted	800,000	$1.25	$1.25	$11,874	-

Cancelled					-

Exercised (Cashless)	-	-	-	-	-

Exercised	(775,000)	-	-	$(19,266)	-

Expired	-	-	-	-	-

Balance, December 31, 2014	4,575,000	$1.25	$1.25	$109,886	-

Earned and exercisable, December 31, 2014	4,575,000	$1.25	$1.25	$109,886	-

Unvested, December 31, 2014	-	-	-	-	-

The following table summarizes information concerning outstanding and exercisable warrants as of December 31, 2014:

	Warrants Outstanding			Warrants Exercisable
Range of exercise prices	Number outstanding	Average remaining life (in years)	Weighted average exercise price	Number outstanding	Average remaining life (in years)	Weighted average exercise price

$1.25	4,575,000	1.77	$1.25	4,575,000	1.77	$1.25

NOTE 7 – INCOME TAXES

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

At December 31, 2014 the Company has incurred net operating losses of approximately $1,231,500 resulting in a net operating loss carry-forward for income tax purposes.  Net operating losses begin expiring in 2026.  The loss also results in a deferred tax asset of approximately $431,000 at the effective statutory rate.  The deferred tax asset has been off-set by an equal valuation allowance.

	December 31,
	2014	2013
Deferred tax asset, generated from net operating loss at statutory rates	$431,000	$374,600
Valuation allowance	(431,000)	(374,600)
	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	35.0%
Increase in valuation allowance	(35.0%)
Effective income tax rate	0.0%

NOTE 8 – RELATED PARTY TRANSACTIONS

Mr. Craig Russell sat on the board of directors and also served as the Company’s Chief Executive Officer, until his resignation on December 1, 2014.   His employment agreement with the Company stipulated monthly compensation of $6,500.

Total compensation paid or accrued on this employment agreement was $0 for the year ended December 31, 2014 and $78,000 for the year ended December 31, 2013.  On December 15, 2014, Mr. Russell waived in full, $81,780, representing a prior year balance of $7,030 and a current year total of $74,750 in accrued compensation and which was recorded as additional paid in capital.

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
				1,775,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 1, 2014, Messineo & Co., CPAs, LLC (M&Co) declined to stand for reappointment as our independent auditors and the Company engaged RLB Certified Public Accountant PLLC (RLBCPA) of Saint Petersburg, Florida, as its new registered independent public accountant. Our Board of Directors participated in and approved the decision to engage RLBCPA.

There were no disagreements with accountants on accounting and financial disclosure for the year ended December 31, 2014.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: domination of management by a single individual without adequate compensating controls, lack of a majority of outside directors on board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; inadequate segregation of duties consistent with control objectives, lack of a majority of outside directors on board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures, ineffective oversight of the entity’s financial reporting and internal control by management and those charged with governance, and lack of an audit committee. These material weaknesses were identified by our Chief Executive Officer who also serves as our Chief Financial Officer in connection with the above annual evaluation.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Below is certain information regarding our director and executive officer as of December 1, 2014.

Name                          Age

Steven Helm                 Chairman, President Chief Executive Officer, Chief Financial officer, Sole Director

Mr. Helm has served as a commercial real estate executive materially involved in the areas of finance, development/acquisition and property management for the last 24 years.  Prior to joining New Regional Planning as its CFO, from 2004 -2009 he served as Regional Director for Imperial Capital Bank/Bancorp (NYSE), launching the Texas/Rocky Mountain commercial real estate lending platform as part of the firm’s national expansion. In that capacity, he opened and managed four commercial real estate loan production offices (Dallas, Austin, Denver & Kansas City) covering the Texas, New Mexico, Oklahoma, Arkansas, Colorado and Kansas market areas and funded in excess of $500 million of structured debt (construction & bridge) and portfolio permanent credit facilities from $500K to $20 million for all core property types.

Prior to Imperial, he was President of the family business, The Helm Companies, directing the ground up development, re-development, financing and management of small retail and Class A, B & C multifamily. During his tenure with the family enterprise, Steve secured over $60 million of FHA (221 D-4 & 223F) and conventional bank debt as well as LIHTC, private and mezzanine equity financing and supervised the management of a multifamily portfolio of 6 properties comprising over 900 units.  Steve has earned the National Apartment Assoc. CAPS Designation and is an CPM Candidate. Steve holds an MBA from the Cox School of Business, Southern Methodist University and a BBA – Finance from the University of Texas at Austin.

Employees

At December 31, 2014 we had one employee.

Directors’ Term of Office

Directors will hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers are elected annually by our board of directors and serve at the discretion of the board of directors.

Director Independence

Although our securities do not trade on any national securities exchange, for purposes of independence we use the NASDAQ definition of independence. Our director, Steven Helm, is not independent because of his position as an executive officer of the Company. Stephen Buxton is independent in accordance with the NASDAQ definition for independence.

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

Based solely on a review of the copies of such forms that were received by the Company, or written representations from certain reporting persons that no Form 5s were required for those persons, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company’s fiscal year ended December 31, 2014 other than the filing of a Form 3 during fiscal year ended December 31, 2013 by Rare Earth Minerals International Ltd upon its acquisition of beneficial ownership of in excess of 10% of our common stock and subsequent Form4s upon its [nine] subsequent acquisitions of additional shares of our common stock.

Code of Ethics

We have adopted a Code of Ethics applicable to our officers and directors, which is filed as an exhibit to this Annual Report on Form 10-K. At present we do not host a website; therefore, our Code of Ethics is not accessible. We will provide any person without charge, upon written or oral request to our corporate headquarters, a copy of our Code of Ethics.

Procedure for Nominating Directors

In 2014, we have not made any material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

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

ITEM 11.  EXECUTIVE COMPENSATION

There was compensation paid to our Chief Executive/Financial Officer for services rendered of $78,000 for each of the years ending December 31, 2014 and 2013.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the years ended December 31, 2014 and 2013.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Earnings Compensation ($)	All Other Compensation ($)	Total ($)
Craig Russell President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
	2014	0	0	0	0	0	0	0	0

	2013	$78,000	0	0	0	0	0	0	$78,000

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

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. The principal address of each of the stockholders listed below is c/o 3270 Sul Ross, Houston, TX  77098. We believe that all persons named in the table have sole voting and investment power with respect to shares beneficially owned by them. All share ownership figures include shares issuable upon exercise of options or warrants exercisable within 60 days of September 30, 2014, which are deemed outstanding and beneficially owned by such person for purposes of computing his or her percentage ownership, but not for purposes of computing the percentage ownership of any other person. Such amounts include the 50,000 shares that were to be issued in connection with our acquisitions, but have not yet been issued.

All references to the number of shares and per share amounts have been retroactively restated to reflect a 150 for 1 reverse stock split of all the outstanding common stock of the Company, which was effective in March 2011.

Principal Stockholders Table

Name of Owner	Shares Owned	Percentage of Shares Outstanding
Craig Russell	200,000	2.90%
Lynn Harrison	860,000	12.40%
Rare Earth Minerals International Ltd.	9,600,000 (1)	84.78%
All officers and directors as a group (1 person)	200,000	2.90%

(1)	Includes 5,200,000 shares of common stock and 4,400,000 are shares of common stock underlying currently exercisable warrants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees including expenses billed to us for the years ended December 31, 2014 and 2013 for professional services performed:

	2014	2013
Audit Fees – Messineo & Co. CPAs	$-	$3,500
Audit Fees - DKM Certified Public Accountants	-	5,000
Audit Fees - Silberstein Ungar PLLC CPAs	-	3,000
Audit Fees - RLB Certified Public Accountant	8,938	-
Audit-related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$8,938	$11,500

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) The following financial statements are included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2014:

1.	Report of Independent Registered Public Accounting Firm

2.	Balance Sheets as of December 31, 2014 and 2013

3.	Statements of Operations for the years ended December 31, 2014 and 2013

4.	Statement of Changes in Stockholders’ Equity (Deficit) as of December 31, 2014

5.	Statements of Cash Flows for the years ended December 31, 2014 and 2013

6.	Notes to the Financial Statements

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

BONANZA GOLD CORP.

Date: September 2, 2015	By:	/s/ Steve Helm
Name: Steve Helm
Title: President Chief Executive Officer Chief Financial Officer Chairman