Form 10-Q
period 2015-03-31
BONANZA GOLD CORP.
filed 2015-09-02
CIK 1425289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

or

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

(713) 299-0100
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
MARCH 31, 2015

BONANZA GOLD CORP.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(Unaudited)	(Audited)
ASSETS
Current Assets
Total current assets	$-	$-

Equipment, net of accumulated depreciation of $2,481 and $2,239	425	667

TOTAL ASSETS	425	667

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities
Accounts payable	$52,871	$52,657
Accrued expenses	26,200	22,000
Total current liabilities	79,071	74,657

TOTAL LIABILITIES	79,071	74,657

Commitments and Contingencies (Note 3)	-	-

STOCKHOLDERS' DEFICIT
Common stock, par $0.001, 250,000,000 shares authorized, 6,923,005 shares issued and outstanding at March 31, 2015 (Unaudited) and December 31, 2014 (Audited), respectively	6,923	6,923
Additional paid in capital	1,150,570	1,150,570
Accumulated deficit	(1,236,139)	(1,231,483)

TOTAL STOCKHOLDERS' DEFICT	(78,646)	(73,990)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$425	$667

The accompanying notes to the unaudited condensed financial statements are an integral part of these statements.

BONANZA GOLD CORP.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014

REVENUE	$-	$-

OPERATING EXPENSES
Selling, general and administrative	4,656	40,205

NET OPERATING LOSS	(4,656)	(40,205)

OTHER INCOME (EXPENSE)	-	-

NET LOSS BEFORE INCOME TAXES	(4,656)	(40,205)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(4,656)	$(40,205)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	-	(725)

TOTAL COMPREHENSIVE LOSS	$(4,656)	$(40,930)

Net Loss Per Share: Basic and Diluted	$(0.00)	$(0.01)

Weighted Average Number of Shares Outstanding: Basic and Diluted	6,923,005	6,194,125

The accompanying notes to the unaudited condensed financial statements are an integral part of these statements.

BONANZA GOLD CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
Cash Used In Operating Activities:
Net loss for the year	$(4,656)	$(40,205)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation expense	242	242
Changes in Assets and Liabilities
Accounts payable	214	2,372
Accrued expenses	4,200	4,600
Accrued payroll	-	(5,970)
Net Cash Used In Operating Activities	-	(38,961)

Cash Flows from Investing Activities:
Net Cash Used In Investing Activities	-	-

Cash Flows from Financing Activities:
Proceeds from sale of common stock	-	35,000
Net Cash Provided by Financing Activities	-	35,000

Effect of Exchange Rate changes on cash and cash equivalents	-	(725)

Net Decrease in Cash and Cash Equivalents	-	(4,686)

Cash and Cash Equivalents - Beginning	-	5,457

Cash and Cash Equivalents - Ending	$-	$771

Supplemental disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes to the unaudited condensed financial statements are an integral part of these statements.

BONANZA GOLD CORP.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2015

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

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.  The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 2015 are not necessarily indicative of the results for the full years. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited combined financial statements and the footnotes thereto for the fiscal year ended December 31, 2014 originally filed on Form 10-K with the Securities and Exchange Commission (the “SEC”) on September 2, 2015. All activities of the Company to date relate to its organization, initial funding and share issuances.  The accompanying financial statements have been prepared in accordance with generally accepted accounting principles.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses of approximately $1,236,000, has not yet produced revenues from operations, has no operations, and has a working capital deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Cash and Cash Equivalents

For the purpose of the financial statements cash equivalents include all highly liquid investments with an original maturity of three months or less. Cash and cash equivalents were $0  at March 31, 2015 and December 31, 2014, respectively.

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

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies at March 31, 2015 and December 31, 2014.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740, Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized at March 31, 2015 or December 31, 2014.

Earnings (Loss) Per Share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share. Basic income (loss) per share is calculated by dividing the Company’s net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.   For the three month periods ended March 31, 2015 and 2014, the effect of common stock equivalents has been excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive.

Financial Instruments

The Company's balance sheet includes certain financial instruments: primarily accounts payable and accrued expenses. The carrying amounts of current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2015.

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

During the period ended December 31, 2014, 800,000 shares of restricted common stock were issued in exchange for $160,000.

Each Unit consists of one share of common stock of the Company and one common share purchase warrant subject to adjustment.  One Warrant shall be non-transferable and shall entitle the holder thereof to purchase one share of common stock of the Company, as presently constituted, for a period of three (3) years commencing from the closing, at a price of $1.25 per Warrant Share.

There were 6,923,005 common shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively.

Warrants

The following table shows the Company's warrants that are outstanding:

Issue Date	Expiration Date	Number of Warrant	Remaining Life (in Years)
9/4/2012	9/3/2016	750,000	1.43
12/3/2012	12/2/2016	225,000	1.68
5/13/2013	5/12/2017	175,000	2.12
5/14/2013	5/13/2017	225,000	2.12
7/25/2013	7/24/2017	225,000	2.32
1/9/2014	1/8/2018	175,000	2.78
		1,775,000

As of March 31, 2015, the Company had issued 1,775,000 warrants that are exercisable at $1.25 per warrant for one share of common stock and remain outstanding, with an average remaining life of 2.07 years.

The Company has no other potentially dilutive securities as of March 31, 2015 or December 31, 2014.

NOTE 5 – INCOME TAXES

At March 31, 2015, the Company had net operating loss carry forwards ("NOLs") aggregating approximately $1,236,000 which begin to expire in 2026. The utilization of these NOLs may become subject to limitations based on past and future changes in ownership of the Company pursuant to Internal Revenue Code Section 382.

The Company records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. The Company does not believe that it will be able to utilize its NOLs and as such, a valuation allowance for the full amount of the deferred tax assets has been established at March 31, 2015. As a result of this valuation allowance there are no income tax benefits reflected in the accompanying statement of operations to offset pre-tax losses.

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of March 31, 2015, the Company has incurred net losses of approximately $1,236,000 resulting in a net operating loss for income tax purposes. The loss results in a deferred tax asset of approximately $432,600 at the effective statutory rate of 35%.  The deferred tax asset has been off-set by an equal valuation allowance.

	March, 31	December 31,
	2015	2014
Deferred tax asset, generated from net operating loss at statutory rates	$432,600	$431,000
Valuation allowance	(432,600)	(431,000)
	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	35.0%
Increase in valuation allowance	(35.0%)
Effective income tax rate	0.0%

The Company has no uncertain tax positions as of March 31, 2015.

Income taxes for the years ended December 31, 2014 and 2013 remain subject to examination.

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
				1,775,000

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our financial condition and results of operations for the period January 1, 2015 through March 31, 2015 should be read in conjunction with the financial statements, including footnotes, and other information presented elsewhere in this Report on Form 10-Q and the risk factors and the financial statements for the year ended December 31, 2014 and the other information set forth in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on September 2, 2015.  In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 2, 2015.

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

In the fourth quarter of 2014, we decided to seek a take-over candidate in an attempt to enhance shareholder value.  In the third quarter of 2015, Brightlane Acquisition Corp. entered into an agreement to acquire a controlling interest in the Company from existing shareholders.

Recent Developments

In connection with the aforementioned change of control, we have been advised that our business model will transition into a rent –to-own real estate model in which we will enter into contracts for deeds in which tenants can lease their single-family homes.  Once the tenants fulfill their obligations under the contract, we are obligated to deliver the deed to them. In connection with this transition, we expect to acquire a portfolio of 332 contracts from Brightlane Housing Corp., a South Carolina Corp.  We also expect to change our name to Brightlane Corp.

Results of Operations

Working Capital

	March 31, 2015	December 31, 2014
Current Assets	$-	$-
Current Liabilities	$79,071	$74,657
Working Capital Deficiency	$(79,071)	$(74,657)

Cash Flows

	Three Months Ended March 31,
	2015	2014
Cash Flows used in Operating Activities	$-	$(38,961)
Cash Flows used in Investing Activities	$-	$-
Cash Flows from Financing Activities	$-	$35,000
Net change in Cash During Period	$-	$(4,686)

Results of Operations for the three months ended March 31, 2015 and 2014

For the three months ended March 31, 2015 and 2014, total revenues were $0 and net losses were $4,656 and $40,205, respectively. The net losses were attributable to operating expenses of $4,656 for the three months ended March 31, 2015 as compared to $40,205 in operating expenses for the same period in 2014.  The decrease in operating expenses of approximately $35,500 is attributable to decreases in rent expense of $3,100, officer salary of $19,500 and professional fees of $12,100.

Liquidity and Capital Resources

At March 31, 2015 we had no cash and had a working capital deficit of $79,071.  At March 31, 2015 our assets consisted of IT equipment with a net book value of $425.

Our net cash used in operating activities for the three months ended March 31, 2015 was $0.  Our net cash used in operating activities for the three months ended March 31, 2014 was $38,961 and was primarily the result of our net loss of $40,205.  Net cash used in investing activities for the three months ended March 31, 2015 and 2014 was $0. Our cash provided by financing activities for the three months ended March 31, 2015 was $0.  Our cash provided by financing activities for the three months ended March 31, 2014 was $35,000 from the proceeds of a stock subscription that we received.

Our working capital deficiency at March 31, 2015 and December 31, 2014 was $79,071 and $74,657, respectively. The increased deficiency of $4,414 was attributable to an increase in accounts payable of $214 and accrued expenses of $4,200.

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

Liquidity
We have no known demands or commitments and are not aware of any events or uncertainties as of March 31, 2015 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources
We had no material commitments for capital expenditures as of March 31, 2015 and December 31, 2014.

Off Balance Sheet Arrangements
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

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable because the Company is a smaller reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer who is also our Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer who is also our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer who is also our Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2015, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

For a full discussion of our internal control over financial reporting, please refer to Item 9A, "Controls and Procedures" in our 2014 Annual Report on Form 10-K.

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