Form 10-Q
period 2015-06-30
BONANZA GOLD CORP.
filed 2015-09-02
CIK 1425289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

or

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
JUNE 30, 2015

BONANZA GOLD CORP.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)
ASSETS
Current Assets
Total current assets	$-	$-

Equipment, net of accumulated depreciation of $2,723 and $2,239	183	667

TOTAL ASSETS	183	667

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities
Accounts payable	$54,594	$52,657
Accrued expenses	28,000	22,000
Total current liabilities	82,594	74,657

TOTAL LIABILITIES	82,594	74,657

Commitments and Contingencies (Note 3)	-	-

STOCKHOLDERS' DEFICIT
Common stock, par $0.001, 250,000,000 shares authorized, 6,923,005 shares issued and outstanding at June 30, 2015 (Unaudited) and December 31, 2014 (Audited), respectively	6,923	6,923
Additional paid in capital	1,150,570	1,150,570
Accumulated deficit	(1,239,904)	(1,231,483)

TOTAL STOCKHOLDERS' DEFICT	(82,411)	(73,990)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$183	$667

The accompanying notes to the unaudited condensed financial statements are an integral part of these statements.

BONANZA GOLD CORP.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
Selling, general and administrative	4,665	31,297	9,321	71,501

NET OPERATING LOSS	(4,665)	(31,297)	(9,321)	(71,501)

OTHER INCOME (EXPENSE)	900	3,815	900	3,815

NET LOSS BEFORE INCOME TAXES	(3,765)	(27,482)	(8,421)	(67,686)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(3,765)	$(27,482)	$(8,421)	$(67,686)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	-	1,011	-	286

TOTAL COMPREHENSIVE LOSS	$(3,765)	$(26,471)	$(8,421)	$(67,400)

Net Loss Per Share: Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Number of Shares Outstanding: Basic and Diluted	6,923,005	6,923,005	6,923,005	6,560,605

The accompanying notes to the unaudited condensed financial statements are an integral part of these statements.

BONANZA GOLD CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2015	2014
Cash Used In Operating Activities:
Net loss for the year	$(8,421)	$(67,686)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation expense	484	484
Changes in Assets and Liabilities
Accounts payable	1,937	6,329
Accrued expenses	6,000	4,700
Accrued payroll	-	13,530
Due to related party	-	1,900
Net Cash Used In Operating Activities	-	(40,743)

Cash Flows from Investing Activities:
Net Cash Used In Investing Activities	-	-

Cash Flows from Financing Activities:
Proceeds from sale of common stock	-	35,000
Net Cash Provided by Financing Activities	-	35,000

Effect of Exchange Rate changes on cash and cash equivalents	-	286

Net Decrease in Cash and Cash Equivalents	-	(5,457)

Cash and Cash Equivalents - Beginning	-	5,457

Cash and Cash Equivalents - Ending	$-	$-

Supplemental disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes to the unaudited condensed financial statements are an integral part of these statements.

BONANZA GOLD CORP.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2015

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

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.  The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended June 30, 2015 are not necessarily indicative of the results for the full years. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited combined financial statements and the footnotes thereto for the fiscal year ended December 31, 2014 originally filed on Form 10-K with the Securities and Exchange Commission (the “SEC”) on September 2, 2015. All activities of the Company to date relate to its organization, initial funding and share issuances.  The accompanying financial statements have been prepared in accordance with generally accepted accounting principles.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses of approximately $1,240,000, has not yet produced revenues from operations, has no operations, and has a working capital deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Cash and Cash Equivalents

For the purpose of the financial statements cash equivalents include all highly liquid investments with an original maturity of three months or less. Cash and cash equivalents were $0 at June 30, 2015 and December 31, 2014, respectively.

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

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies at June 30, 2015 and December 31, 2014.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740, Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized at June 30, 2015 or December 31, 2014.

Earnings (Loss) Per Share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share. Basic income (loss) per share is calculated by dividing the Company’s net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.   For the three month periods ended June 30, 2015 and 2014, the effect of common stock equivalents has been excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2015.

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

There were 6,923,005 common shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively.

Warrants

The following table shows the Company's warrants that are outstanding:

Issue Date	Expiration Date	Number of Warrant	Remaining Life (in Years)
9/4/2012	9/3/2016	750,000	1.18
12/3/2012	12/2/2016	225,000	1.43
5/13/2013	5/12/2017	175,000	1.87
5/14/2013	5/13/2017	225,000	1.87
7/25/2013	7/24/2017	225,000	2.07
1/9/2014	1/8/2018	175,000	2.53
		1,775,000

As of June 30, 2015, the Company had issued 1,775,000 warrants that are exercisable at $1.25 per warrant for one share of common stock and remain outstanding, with an average remaining life of 1.82 years.

The Company has no other potentially dilutive securities as of June 30, 2015 or December 31, 2014.

NOTE 5 – INCOME TAXES

At June 30, 2015, the Company had net operating loss carry forwards ("NOLs") aggregating approximately $1,240,000 which begin to expire in 2026. The utilization of these NOLs may become subject to limitations based on past and future changes in ownership of the Company pursuant to Internal Revenue Code Section 382.

The Company records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. The Company does not believe that it will be able to utilize its NOLs and as such, a valuation allowance for the full amount of the deferred tax assets has been established at June 30, 2015. As a result of this valuation allowance there are no income tax benefits reflected in the accompanying statement of operations to offset pre-tax losses.

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of June 30, 2015, the Company has incurred net losses of approximately $1,240,000 resulting in a net operating loss for income tax purposes. The loss results in a deferred tax asset of approximately $434,000 at the effective statutory rate of 35%.  The deferred tax asset has been off-set by an equal valuation allowance.

	June 30	December 31,
	2015	2014
Deferred tax asset, generated from net operating loss at statutory rates	$434,000	$431,000
Valuation allowance	(434,000)	(431,000)
	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	35.0%
Increase in valuation allowance	(35.0%)
Effective income tax rate	0.0%

The Company has no uncertain tax positions as of June 30, 2015.

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
				1,775,000

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our financial condition and results of operations for the period January 1, 2015 through June 30, 2015 should be read in conjunction with the financial statements, including footnotes, and other information presented elsewhere in this Report on Form 10-Q and the risk factors and the financial statements for the year ended December 31, 2014 and the other information set forth in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on September 2, 2015.  In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 2, 2015.

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

Results of Operations

Working Capital

	June 30, 2015	December 31, 2014
Current Assets	$-	$-
Current Liabilities	$82,594	$74,657
Working Capital Deficiency	$(82,594)	$(74,657)

Cash Flows

	Six Months Ended June 30,
	2015	2014
Cash Flows used in Operating Activities	$-	$(40,743)
Cash Flows used in Investing Activities	$-	$-
Cash Flows from Financing Activities	$-	$35,000
Net change in Cash During Period	$-	$(5,457)

Results of Operations for the three months ended June 30, 2015 and 2014

For the three months ended June 30, 2015 and 2014, total revenues were $0 and net losses were $3,765 and $27,482, respectively. The net losses were attributable to operating expenses of $4,665 for the three months ended June 30, 2015 as compared to $31,297 in operating expenses for the same period in 2014.  The decrease in operating expenses of approximately $26,600 is attributable to decreases in officer salary of $19,500 and professional fees of $5,500.

Results of Operations for the six months ended June 30, 2015 and 2014

For the six months ended June 30, 2015 and 2014, total revenues were $0 and net losses were $8,421 and $67,686, respectively. The net losses were attributable to operating expenses of $9,321 for the six months ended June 30, 2015 as compared to $71,501 in operating expenses for the same period in 2014.  The overall decrease in operating expenses of approximately $62,200 is attributable to decreases in rent expense of $3,000, professional fees of $17,500 and officer salary of $39,000.

Liquidity and Capital Resources

At June 30, 2015 we had no cash and had a working capital deficit of approximately $82,600.  At June 30, 2015 our assets consisted of IT equipment with a net book value of $183.

Our net cash used in operating activities for the six months ended June 30, 2015 was $0.  Our net cash used in operating activities for the six months ended June 30, 2014 was $40,743 and was primarily the result of our net loss of $67,686.  Net cash used in investing activities for the six months ended June 30, 2015 and 2014 was $0. Our cash provided by financing activities for the six months ended June 30, 2015 was $0.  Our cash provided by financing activities for the six months ended June 30, 2014 was $35,000 from the proceeds of a stock subscription that we received.

Our working capital deficiency at June 30, 2015 and December 31, 2014 was approximately $82,600  and $74,700, respectively. The increased deficiency of approximately $7,900 was attributable to an increase in accounts payable of $1,900 and accrued expenses of $6,000.

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

Liquidity
We have no known demands or commitments and are not aware of any events or uncertainties as of June 30, 2015 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources
We had no material commitments for capital expenditures as of June 30, 2015 and December 31, 2014.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer who is also our Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer who is also our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer who is also our Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2015, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) (1)

32.1	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 (1)

(1) Filed herewith.

101	Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2015 furnished in XBRL). (1)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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