Form 10-Q
period 2015-09-30
BRIGHTLANE CORP.
filed 2015-11-05
CIK 1425289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to ________

Commission File Number:   000-54027

BRIGHTLANE CORP.

(Exact name of registrant as specified in its charter)

Nevada	20-8560967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3270 Sul Ross, Houston, Texas 77098

(Address of principal executive offices) (Zip Code)

(713) 299-0100

(Registrant’s telephone number, including area code)

F/K/A BONANZA GOLD CORP.

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

As of October 30, 2015, the registrant had 6,923,005 shares of common stock outstanding.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

BRIGHTLANE CORP.

INDEX TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

September 30, 2015

Condensed Balance Sheets at September 30, 2015 and December 31, 2014 (audited)	5

Condensed Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2015 and 2014	6

Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2015 and 2014	7

Notes to the Condensed Unaudited Financial Statements	8

BRIGHTLANE CORP.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)
ASSETS
Current Assets
Total current assets	$-	$-

Equipment, net of accumulated depreciation of $ $2,239	-	667

TOTAL ASSETS	-	667

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities
Accounts payable	$9,934	$52,657
Accrued expenses	2,000	22,000
Note payable	60,723	---
Total current liabilities	72,657	74,657

TOTAL LIABILITIES	72,657	74,657

Commitments and Contingencies (Note 3)	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, par $0.001, 100,000,000 shares authorized, none issued and
outstanding	-	-
Common stock, par $0.001, 250,000,000 shares authorized, 6,923,005 shares issued and outstanding at September 30, 2015 (Unaudited) and December 31, 2014 (Audited), respectively	6,923	6,923
Additional paid in capital	1,150,570	1,150,570
Accumulated deficit	(1,230,150)	(1,231,483)

TOTAL STOCKHOLDERS' DEFICT	(72,657)	(73,990)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$667

The accompanying notes to the unaudited condensed financial statements are an integral part of these statements.

BRIGHTLANE CORP.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
Professional Fees	13,758	8,189	20,958	32,983
Selling, general, and administrative	4,440	20,225	5,361	66,932

NET OPERATING LOSS	(18,198)	(28,414)	(26,319)	(99,915)

OTHER INCOME (EXPENSE)	26,752	-	27,652	3,815

NET INCOME (LOSS) BEFORE INCOME TAXES	8,554	(28,414)	1,333	(96,100)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$8,554	$(28,414)	$1,333	$(96,100)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	-	-	-	286

TOTAL COMPREHENSIVE LOSS	$8,554	$(28,414)	$1,333	$(95,814)

Net Loss Per Share: Basic and Diluted	$0.00	$0.00	$0.00	$(0.01)

Weighted Average Number of Shares Outstanding: Basic and Diluted	6,923,005	6,923,005	6,923,005	6,682,685

The accompanying notes to the unaudited condensed financial statements are an integral part of these statements.

BRIGHTLANE CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2015	2014
Cash Used In Operating Activities:
Net operating income (loss) for the year	$1,333	$(96,100)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation expense	484	726
Loss on asset abandonment	183	0
Changes in Assets and Liabilities
Accounts payable	(42,723)	17,301
Accrued expenses	(20,000)	2,400
Accrued payroll	-	33,030
Due to related party	-	1,900
Net Cash Used In Operating Activities	(60,723)	(40,743)

Cash Flows from Investing Activities:
Net Cash Used In Investing Activities	-	-

Cash Flows from Financing Activities:
Proceeds from notes payable	60,723	-
Proceeds from sale of common stock	-	35,000
Net Cash Provided by Financing Activities	60,723	35,000

Effect of Exchange Rate changes on cash and cash equivalents	-	286

Net Decrease in Cash and Cash Equivalents	-	(5,457)

Cash and Cash Equivalents - Beginning	-	5,457

Cash and Cash Equivalents - Ending	$-	$-

Supplemental disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes to the unaudited condensed financial statements are an integral part of these statements.

BRIGHTLANE CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization and Business

Bonanza Gold Corp. (“we” the “Company” or the “Registrant”) was incorporated under the laws of the State of Delaware in December 2006 under the name “Cold Gin Corporation.”  Effective December 10, 2010, we transitioned our business focus from that of a developer of Internet media for martial arts to a company engaged in the exploration and mining of minerals. On December 27, 2010, we entered into an Agreement and Plan of Reorganization with Bonanza Gold Corp., a wholly-owned subsidiary of the Company, pursuant to which we merged with and into Bonanza Gold Corp, with Bonanza Gold Corp. being the surviving corporation and transitioning our business focus from that of a developer of Internet media for martial arts to a company engaged in the exploration and mining of minerals.

In accordance with the termination provisions all leases with United Copper LLC, Century Copper LLC for leases on mining assets were terminated.  The Company has no further obligations under these agreements.  In the fourth quarter of 2014, the Company chose to better leverage the background and connections of its President and CEO, Stephen Helm, and transition the company into a real-estate development and management operation.  In the third quarter of 2015, Brightlane Acquisition Corp. acquired a controlling interest in the Company from existing shareholders.

In connection with the aforementioned change of control, the Company is now engaged in a new business.  The Company intends to acquire low cost single-family houses and portfolios of low cost single-family houses throughout the United States utilizing a lease-to-own model in accordance with its new business plan.  Lessees will eventually own the home if they so choose.  Once the tenants fulfill their obligations under the contracts, we will deliver the deed to the lessees.  We will actively pursue the acquisition of these types of homes through the purchase of bank REOs, portfolios and other methods of acquisition.

As of the date of this report, the Company has not made any acquisitions.  To carry out its business plan, the Company will need to seek additional funding.  The Company is currently in the process of reviewing potential opportunities to purchase low cost single-family houses and portfolios of low cost single-family houses rented in markets across the United States and is seeking additional investment opportunities.

In connection with this transition, effective September 22, 2015 we changed our name to Brightlane Corp.

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.  The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended September 30, 2015 are not necessarily indicative of the results for the full years. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited combined financial statements and the footnotes thereto for the fiscal year ended December 31, 2014 originally filed on Form 10-K with the Securities and Exchange Commission (the “SEC”) on September 2, 2015. All activities of the Company to date relate to its organization, initial funding and share issuances.  The accompanying financial statements have been prepared in accordance with generally accepted accounting principles.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses of approximately $1,130,150, has not yet produced revenues from operations, has no operations, and has a working capital deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Cash and Cash Equivalents

For the purpose of the financial statements cash equivalents include all highly liquid investments with an original maturity of three months or less. Cash and cash equivalents were $0 at September 30, 2015 and December 31, 2014, respectively.

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

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies at September 30, 2015 and December 31, 2014.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740, Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized at September 30, 2015 or December 31, 2014.

Earnings (Loss) Per Share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share. Basic income (loss) per share is calculated by dividing the Company’s net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.   For the nine month periods ended September 30, 2015 and 2014, the effect of common stock equivalents has been excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive.

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

·

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities

·

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

·

Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2015.

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

NOTE 4 – CONVERTIBLE NOTE PAYABLE

On September 30, 2015 a convertible note payable in the amount of $60,723 was issued to an unrelated party in exchange for operating capital.  The loan has no maturity date and is payable on demand when the Borrower engages in activities sufficient to allow payment.  The note accrues interest at an annual rate of 8% which is to be paid quarterly beginning January 1, 2016.

NOTE 5 – SHAREHOLDERS’ EQUITY

Preferred Stock

The Company has 100,000,000 authorized preferred shares with a par value of $0.001 per share.  The Company has not provided for any designation of its preferred shares, and no preferred shares have been issued.

Common Stock

The Company has 250,000,000 authorized common shares with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

On September 2, 2015, Brightlane Acquisition Corp. acquired a total of 6,060,000 shares of restricted common stock of the Company from Rare Earth Minerals and Lynn Harrison, the Company’s principal shareholder’s for the aggregate purchase price of One hundred and forty-three thousand, Seven hundred forty-three Dollars ($143,734.00).  The completed transfer of these shares represents an aggregate of 87% of the issued and outstanding common shares of the Company.

During the period ended December 31, 2014, 800,000 Units of restricted common stock were issued in exchange for $160,000.

Each Unit consists of one share of common stock of the Company and one common share purchase warrant subject to adjustment.  One Warrant shall be non-transferable and shall entitle the holder thereof to purchase one share of common stock of the Company, as presently constituted, for a period of three (3) years commencing from the closing, at a price of $1.25 per Warrant Share.

There were 6,923,005 common shares issued and outstanding at September 30, 2015 and December 31, 2014.

Warrants

On July 14, 2015, the Company’s Board of Directors, not subject to stockholder approval, approved the Amendment and Restatement of Outstanding Warrants.  The amendments extend the expiry date for a period of one year and add a provision for cashless exercise.

The following table shows the Company's warrants that have been amended:

Issue Date	Expiration Date	Number of Warrant	Remaining Life (in Years)
9/4/2012	9/3/2016	750,000	0.93
12/3/2012	12/2/2016	225,000	1.18
5/13/2013	5/12/2017	175,000	1.62
5/14/2013	5/13/2017	225,000	1.62
7/25/2013	7/24/2017	225,000	1.82
1/9/2014	1/8/2018	175,000	2.28
		1,775,000	1.57

As of September 30, 2015, the Company had 1,775,000 outstanding warrants that are exercisable at $1.25 per warrant for one share of common stock and remain outstanding, with an average remaining life of 1.57 years.

The Company has no other potentially dilutive securities as of September 30, 2015 or December 31, 2014.

NOTE 6 – INCOME TAXES

At September 30, 2015, the Company had net operating loss carry forwards ("NOLs") aggregating approximately $1,230,150 which begin to expire in 2035. The utilization of these NOLs may become subject to limitations based on past and future changes in ownership of the Company pursuant to Internal Revenue Code Section 382.

The Company records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. The Company does not believe that it will be able to utilize its NOLs and as such, a valuation allowance for the full amount of the deferred tax assets has been established at September 30, 2015. As a result of this valuation allowance there are no income tax benefits reflected in the accompanying statement of operations to offset pre-tax losses.

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of September 30, 2015, the Company has incurred net losses of approximately $1,230,150 resulting in a net operating loss for income tax purposes. The loss results in a deferred tax asset of approximately $430,550 at the effective statutory rate of 35%.  The deferred tax asset has been off-set by an equal valuation allowance.

	September 30	December 31,
	2015	2014
Deferred tax asset, generated from net operating loss at statutory rates	$430,550	$431,000
Valuation allowance	(430,550)	(431,000)
	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	35.0%
Increase in valuation allowance	(35.0%)
Effective income tax rate	0.0%

The Company has no uncertain tax positions as of September 30, 2015.

Income taxes for the years ended December 31, 2014 and 2013 remain subject to examination.

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued, as of the date of the financial statements, the Company did not have any material reportable events.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our financial condition and results of operations for the period January 1, 2015 through September 30, 2015 should be read in conjunction with the financial statements, including footnotes, and other information presented elsewhere in this Report on Form 10-Q and the risk factors and the financial statements for the year ended December 31, 2014 and the other information set forth in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on September 2, 2015.  In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 2, 2015.

Company Overview

The Company was incorporated under the laws of the State of Delaware in December 2006 under the name “Cold Gin Corporation.”  Effective December 10, 2010, we transitioned our business focus from that of a developer of Internet media for martial arts to a company engaged in the exploration and mining of minerals. On December 27, 2010, we entered into an Agreement and Plan of Reorganization with Bonanza Gold Corp., a wholly-owned subsidiary of the Company, pursuant to which we merged with and into Bonanza Gold Corp, with Bonanza Gold Corp. being the surviving corporation and transitioning our business focus from that of a developer of Internet media for martial arts to a company engaged in the exploration and mining of minerals.

In accordance with the termination provisions all leases with United Copper LLC, Century Copper LLC for leases on mining assets were terminated.  The Company has no further obligations under these agreements.  In the fourth quarter of 2014, the Company chose to better leverage the background and connections of its President and CEO, Stephen Helm, and transition the company into a real-estate development and management operation.  In the third quarter of 2015, Brightlane Acquisition Corp. acquired a controlling interest in the Company from existing shareholders.

In connection with the aforementioned change of control, the Company is now engaged in a new business.  The Company intends to acquire low cost single-family houses and portfolios of low cost single-family houses throughout the United States utilizing a lease-to-own model in accordance with its new business plan.  Lessees will eventually own the home if they so choose.  Once the tenants fulfill their obligations under the contracts, we will deliver the deed to the lessees.  We will actively pursue the acquisition of these types of homes through the purchase of bank REOs, portfolios and other methods of acquisition.

As of the date of this report, the Company has not made any acquisitions.  To carry out its business plan, the Company will need to seek additional funding.  The Company is currently in the process of reviewing potential opportunities to purchase low cost single-family houses and portfolios of low cost single-family houses rented in markets across the United States and is seeking additional investment opportunities.

In connection with this transition, effective September 22, 2015 we changed our name to Brightlane Corp.

Results of Operations

Working Capital

	September 30, 2015		December 31, 2014
Current Assets	$		$-
Current Liabilities		$72,657	$74,657
Working Capital Deficiency		$(72,657)	$(74,657)

Cash Flows

	Nine Months Ended September 30,
	2015	2014
Cash Flows used in Operating Activities	$(60,723)	$(40,743)
Cash Flows used in Investing Activities	$-	$-
Cash Flows from Financing Activities	$60,723	$35,000
Net change in Cash During Period	$0	$(5,457)

Results of Operations for the three months ended September 30, 2015 and 2014

For the three months ended September 30, 2015 and 2014, total revenues were $0 and net losses were $18,198 and $28,414, respectively. The net losses were attributable to professional fees and general and administrative expenses.  The overall decrease of $10,200 results from a $5,600 increase in professional fees and a decrease in administrative and general expenses of $15,800.

Other income for the three months ended September 30, 2015 and 2014 was $26,752 and $0, respectively.  The increase in other income (was primarily due to the gain resulting from extinguishing certain accounts payable.

Results of Operations for the nine months ended September 30, 2015 and 2014

For the nine months ended September 30, 2015 and 2014, total revenues were $0.  Total expenses were $26,319 and $99,915, respectively. The net losses were attributable to professional fees and general and administrative expenses.  The overall decrease of $73,600 results from a $12,000 decrease in professional fees and a decrease in administrative and general expenses of $61,600; the latter of which was driven by the elimination of $78,000 in annual payroll.

Other income (expense) for the nine months ended September 30, 2015 and 2014 were $27,652 and $3,815, respectively.  The increase in other income (expense) was due to the gain resulting from extinguishing certain accounts payable.  The prior period other income of $3,815 is entirely attributable to gain resulting from extinguishing certain accounts payable.

Liquidity and Capital Resources

At September 30, 2015 we had no assets, no cash, and had a working capital deficit of approximately $72,700.

Our net cash used in operating activities for the nine months ended September 30, 2015 and 2014 was ($60,723) and ($40,743), respectively.   Net cash used in investing activities for the nine months ended September 30, 2015 and 2014 was $0.  Our cash provided by financing activities for the nine months ended September 30, 2015 and 2014 was $60,723 and $35,000, respectively.  Cash provided by financing activities was proceeds from a note payable at September 30, 2015 and proceeds of a stock subscription that we received as of September 30, 2014.

Our working capital deficiency at September 30, 2015 and December 31, 2014 was approximately $72,700 and $74,700, respectively. The favorable working capital improvement of $2,000 results from a decreases in accounts payable and accrued expenses of $42,700 and $20,000 which were funded by note payable of $60,700.

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

Liquidity

We have no known demands or commitments and are not aware of any events or uncertainties as of September 30, 2015 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources

We had no material commitments for capital expenditures as of September 30, 2015 and December 31, 2014.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer who is also our Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer who is also our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer who is also our Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2015, due to these material weaknesses: lack of a functioning audit committee due to a lack of a majority of independent members; lack of a majority of outside directors on board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; inadequate segregation of duties consistent with control objectives affecting authorization, recordkeeping, custody of assets, and reconciliations; ineffective controls over period end financial disclosure and reporting processes; ineffective oversight of the entity’s financial reporting and internal control by management and those charged with governance; and, management is dominated by a small group without adequate compensating controls;

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We were not subject to any legal proceedings during the three-month periods ended September 30, 2015, and currently we are not involved in any pending litigation or legal proceeding.

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

(1) Filed herewith.

101

Interactive Data File (Form 10-Q for the quarterly period ended September 30, 2015 furnished in XBRL). (1)

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

BRIGHTLANE CORP.
Date: November 4, 2015	By:	/s/ Steve Helm
Steve Helm
President and Chief Executive Officer
(Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)