Form 10-K
period 2015-12-31
BRIGHTLANE CORP.
filed 2016-04-14
CIK 1425289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]

Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2015.

OR

[  ]

Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

.

Commission File Number: 000-54027

BRIGHTLANE CORP.

(Name of registrant as specified in in its charter)

Nevada

30-0782905

(State or other jurisdiction of incorporation or organization)

(IRS Employer Identification Number)

3270 Sul Ross

Houston, Texas 77098

(Address of principal executive offices)

(888) 468-2856

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

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

YES [ X ]     NO [  ]

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

YES [   ]  NO [X]

The aggregate market value of the issuer’s common stock held by non-affiliates of the registrant as of the last day of the registrant’s most recently completed second quarter was $535,065 based on $.62, the price at which the registrant’s common stock was last sold on June 11, 2012.

As of April 14, 2016, the issuer had 18,923,005 shares of common stock outstanding.

Documents incorporated by reference: None

BRIGHTLANE CORP.

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

ITEM 1. BUSINESS

General

Brigthlane Corp. (“we”, the “Company”, “us” or the “Registrant”) was incorporated under the laws of the State of Delaware in December 2006 under the name “Cold Gin Corporation.” On December 27, 2010, we entered into an Agreement and Plan of Reorganization with Bonanza Gold Corp., a wholly-owned subsidiary of the Company, pursuant to which we merged with and into Bonanza Gold Corp, with Bonanza Gold Corp. being the surviving corporation. In connection with the reincorporation merger we changed our domicile from Delaware to Nevada, our name to Bonanza Gold Corp. and each outstanding share of our common stock was exchanged for one hundred fifty shares of the common stock of the Nevada entity. Thereafter, our trading market experienced some unusual activity. In an effort to stabilize the market, we effectuated a 150:1 reverse stock split on March 4, 2011.

We were initially established to become a developer of Internet media content for mixed martial arts fans and consumers. Effective December 10, 2010, we transitioned our business focus from that of a developer of Internet media for martial arts to a company engaged in the exploration and mining of minerals.

In December 2010, to continue our operations, we acquired two properties, one located in Arizona and the other in Mexico. In April, 2011, we executed a property purchase agreement for the acquisition of certain assets from Independent Resources, Inc. pursuant to which we acquired an undivided interest in six (6) claims representing 1002.16 ha. In May 2011, we assigned property located in Arizona and property located in Mexico back to the original owner that had sold us the properties in exchange for a termination of all of our payment obligations for such assets. In June 2011, we acquired a 75% interest in 28 lode claims and approximately 560 acres in Okanogan County, State of Washington.  In February 2012, we acquired one (1) patented mining claim (the “Zellweger Patented Claim”) and twenty- six (26) lode mining claims (the “Kelvin Prospect Claims”) in Sections 8, 9 and 17, Township 4 South, Range 13 East, G.&S.R.B.&M., Pinal County, Arizona.

During the year ended December 31, 2013, the Company terminated two Property Purchase Agreements and the properties that had been purchased pursuant to the terms of the agreement reverted to the original property owners. On May 3, 2013, the Company and United Copper Holdings Ltd (“United Copper”) agreed to terminate the purchase agreement dated June 30, 2011 relating to the 28 Lode claims located in Okanogan County, Washington (the “United Copper Agreement”). On February 21, 2013, the Company notified Century Copper LLC of its termination of the a property purchase agreement (the “Century Copper Agreement”) that it entered into with Century Copper LLC on February 21, 2013 for the acquisition of the property known as the Kelvin Project, consisting of one (1) patented mining claim (the “Zellweger Patented Claim”) and twenty-six (26) lode mining claims (the “Kelvin Prospect Claims”) in Sections 8, 9 and 17, Township 4 South, Range 13 East, G.&S.R.B.&M., Pinal County, Arizona. In accordance with the termination provisions all leases with United Copper LLC, Century Copper LLC for leases on mining assets were terminated by 2014.  The Company had no further obligations under these agreements

On December 1, 2014, the Board of Directors of the Company decreased the size of the Board of Directors to one through the appointment of Steve Helm as the Chief Executive Officer and the sole director of the company.  Concurrent with Steve Helm’s appointment were the resignations of Craig Russell and Stephen Buxton.  We decided to leverage Steve Helm’s knowledge of the real estate market and seek a take-over candidate in an attempt to enhance shareholder value.  In the third quarter of 2015, Brightlane Acquisition Corp. acquired a controlling interest in the Company from existing shareholders.

In connection with the change of control, our business began transitioning into a lease-to-own real estate model.  This business model will be oriented around acquiring single family homes and portfolios of single family homes and then lease-to-own the properties whereby the lessees will eventually own the home.  Once the tenants fulfill their obligations under the contract, we will deliver the deed to the lessees.  We will actively pursue the acquisition of these types of homes through the purchase of bank REOs, portfolios and other methods of acquisition.

In connection with this transition, effective September 22, 2015, we changed our name to Brightlane Corp.

On December 21, 2015, we completed the agreement to acquire all of the outstanding shares of Brightlane Homes, Inc. which through its wholly owned subsidiary acquired a 99.9% interest in Brightlane RECA LP which is the beneficiary of the Brightlane RECA Trust which owns a portfolio of assets here in referred to as the Brightlane RECA portfolio.  Consideration for this acquisition consists of the issuance of 12,000,000 shares of our Common Stock in exchange for all of the issued and outstanding shares of Brightlane Homes, Inc.

The Brightlane RECA portfolio consists of approximately 350 income-producing owner-financed and purchase money notes related to 350 single-family homes.  The underlying homes are geographically dispersed across the Great Lakes, Upper Midwest, Ohio Valley, Midwest and Southeast regions of the U.S. and are held in a statutory trust known as Brightlane RECA Trust. The largest concentrations are in the Southeast, particularly in South Carolina and North Carolina.  In addition to these income-producing owner-financed and purchase money notes, there are additional REO (real estate owned) properties in the portfolio.  The portfolio was originally acquired by Brightlane Homes, Inc. for the net of an initial Defined Debt of $6,055788 at January 1, 2015, which has been reduced to $5,799,631 at December 21, 2015.  Upon extinguishment of the Defined Debt, the Company, through its subsidiaries, will receive a 90% general partnership interest in Brightlane RECA LP.

Brightlane # 1 LLC, a wholly owned single member limited liability company is a subsidiary of Brightlane Homes, Inc., and owns a 99.99% limited partner interest in the Brightlane RECA LP.  The General Partner, National Asset Advisors LLC (NAA), owns 0.01% of the Brightlane RECA Trust.

The corporate structure of Brightlane Corp. is illustrated below.

Operations

We are focused on the acquisition, renovation, leasing, and managing of low priced single-family homes throughout the United States utilizing a lease-to-own structure.  The scope of the lease-to-own business opportunity is very large, as growing numbers of families now lease-to-own because they cannot obtain a mortgage.  Rental vacancy rates are declining thus increasing rental rates across the nation.  In fact, rental vacancy rates are at their lowest level since 2000, and on average, inflation-adjusted rents in the U.S. have returned to the peak levels reached in 2000.

Single-family home values in the U.S. are expected to rise as the housing market continues to recover.  Over the next 18 months, we intend to acquire, renovate if necessary, and then lease-to-own up to 2,000 low priced single-family homes.

The Brightlane Homes, Inc. acquisition furthers the Company’s objective to proffer a unique and innovative business model that generates attractive risk-adjusted returns for our shareholders through the reinvestment of earnings and capital appreciation.  We intend to become the “new pathway to homeownership” for the millions of Americans who were displaced from their homes by the economic crisis or whose buying power has been negatively affected by new banking rules and regulations that essentially put homeownership out of the reach of ordinary Americans.

Our business model will focus on its lessees and will assist the “Future Owner” in establishing and managing credit needed to ultimately own the home they will be leasing.  We intend to provide technological and green energy features in our homes that are not usually associated with low priced single-family homes.  In addition, our ultimate goal is to make available other financial and lifestyle services and products to improve the quality of life for our “Future Owners”.

We intend to eventually take advantage of the continuing dislocation in the U.S. single-family housing market and the macroeconomic trends in favor of leasing homes.  One of the key elements of our business model is the ability to acquire low priced single-family homes at significant discounts to their most recent broker price opinion (“BPO”).  BPO is defined as “the estimated value of a property as determined by a real estate broker or other qualified individual or firm.  A broker price opinion is based on the characteristics of the property being considered.” (source:  Freddie Mac September 2014 U.S. Economic and Housing Market Outlook)

We have access to discounted low priced single-family homes through our relationship with Mr. James Odell Barnes, Jr., and Carolina Acquisition Corp. (“CAC”).  In addition to Mr. Barnes’ well-established channels, we are pursuing bulk acquisitions of single-family homes from banks, mortgage servicers, competitors, government sponsored enterprises, private investors, and other financial institutions.

Mr. James Odell Barnes, Jr. is nationally known as the “Foreclosure King” and is one of the largest buyers of REO foreclosed homes in the United States.  Mr. Barnes has over 35 years of experience in buying and selling bank-owned and REO properties.  Mr. Barnes has a reputation as one of the most successful and knowledgeable real estate professionals in the U.S. bank-owned and REO property market.  Despite published concerns regarding shrinking home inventory, Mr. Barnes has assured us that he expects the availability of and his access to bulk low priced single-family homes to remain constant.

Brightlane Homes, Inc. maintains an exclusive contract with Carolina Acquisition Corp. for Mr. Barnes’ services in the identification, evaluation, acquisition, and oversight of the renovation of the properties that Brightlane will ultimately purchase.  We will pay CAC an acquisition and renovation fee of about 5% of all costs and expenses that incurred in connection with the initial acquisition, repair, and renovation of single-family properties acquired.  The acquisition and renovation fee is based upon an industry standard fee paid by a publicly traded REIT that owns and rents single-family residential homes.

Brightlane Homes, Inc. also maintains a national property management arrangement (the “Strategic Alliance Agreement”) with NAA, LLC.  NAA is an experienced property management firm that has managed numerous property portfolios for more than 15 years. NAA currently manages approximately 4,000 single-family homes nationwide.  NAA has experience in pre-acquisition due diligence, advertising, marketing and leasing single-family homes, including collecting rents.

We may renovate acquired homes to the extent necessary and lease them to qualified residents.  We will utilize third party companies to perform our renovation functions.  We have been in discussions with a full service nationwide property preservation company that has many years of experience in REO & Pre-REO property preservation, restoration, maintenance and repair services.  The standard renovation process normally includes paint, flooring, appliances, landscaping, cleaning, and general repairs.  We will establish guidelines that will be applied across all of our markets to ensure uniformity in renovation and maintenance standards.  Upon completion of the renovation process, houses will be (if required) inspected to ensure compliance with specifications for paint, carpet and service-ready appliances.  Once renovation specifications are confirmed, then a final safety and occupancy inspection occurs and the home is ready to be leased.  Most single-family residential operators will agree that every $1.00 USD spent on single-family home renovations usually results in increased value of the property.

Industry Overview

Companies in this industry acquire, develop, operate, lease, dispose, sell, and market real estate.  Real estate agencies and brokerages, Real Estate Operating Companies (REOCs), commercial and single-family or multifamily residential real estate developers, commercial and residential property management companies, and REITs (real estate investment trusts) are included in this industry.  Real estate investing is a part of the industry and it involves the purchase, ownership, management, rehabilitation, rental and/or sale of real estate for profit.

Market Analysis

Residential housing is the largest real estate asset class in the United States with a total value of $20+ trillion USD, according to the 2014 first quarter Federal Reserve Flow of Funds release.  According to the U.S. Census Bureau, since 1965, approximately one-third of this asset class has been rentals and single-family homes comprising roughly one-third of all residential rental housing.  Total housing inventory consisted of over 133 million units, as of July 1, 2014.  Many industry professionals believe that three to four million foreclosed single-family homes will be released into the market over the next two to three years.

Within the overall rental market, the single-family rental segment has continued to grow its relative market share compared to other types of housing rentals.  The primary factors driving the increase in demand for single-family rental properties are:  (1) constraints on home mortgage financing; and, (2) the displacement of homeowners.  While the affordability of homes has risen, the restrictions on home mortgage financing have made purchasing for would-be home purchasers very difficult, if not impossible.

In many markets, rental vacancies have fallen and rents have risen, even in areas hardest hit during the housing and economic downturn.  With an increasing trend towards a mobile workforce, America is undergoing a shift in demographics.  Baby boomer households are becoming empty nesters, and the number of 25 to 34 year-olds is growing at an accelerated rate, as members of ‘Generation Y’ reach the stage of their life when they would typically consider buying a home.  With higher unemployment, labor insecurity and a desire to maintain mobility, ‘Generation Y’, defined as those born between 1980 and 1999, represents more than 80 million people and has a higher propensity to rent rather than own homes.  Also, the rising cost of college education and the corresponding burden of student loans leave the younger generations with burdensome debt and less willing or able to take on mortgage debt.

Often, homeowners who are displaced from their homes by a personal financial crisis or an economic downturn, such as the one in 2008, “look to live in a home with similar characteristics and amenities to their former home and, for this population, single-family rentals may present the best available option.”  Due to the relatively recent, devastating economic events, restrictions on home mortgage financing, and mobile nature of “Generation Y”, renting has become a more attractive and even necessary means of housing.

The single-family rental space is in the early stages of a consolidation phase.  “Mom and pop businesses” currently dominate the market, and their properties are managed in-house or by small servicing companies.  The paradigm of the single-family home market is shifting to larger institutional buyers.  These buyers, regional and national, have started to consolidate the more expensive segements in the single-family home marketplace.

The strategies utilized by institutional buyers have been to acquire homes through porfolio purchases, at auction, and at the court house steps.  These purchases are at distressed prices, and the companies add value to their homes through efficient rennovations.  Efficently purchased homes and rennovations bring high rental yields and the potential for rental price, as well as purchase price appriciation.  We intend to utilize these profitable strategies, as well as others, in the low-income segment of the market, which large institutional buyers have not yet entered.  The reason we are the first to attack this segement of the single-family home market, is due to the expertise and high-touch servicing needed to manage the properties.  While the low-income segment brings challenges, it also has the ability to bring higher returns.

The aforementioned conditions have primed the market for our innovative business plan.  The ability to acquire single-family homes at discounted prices and rehabilitate the homes, as well as the recent increase in the number of renters makes this plan very dynamic and, potentially, very profitable.

Target Market

Our Target Market is the affordable low cost single-family residential lease-to-own market segment.  This segment is comprised of many people that have been displaced, or are unable to own due to bad credit.

SWOT Analysis

Our Competitive Strengths

"

Access to Inventory - James Odell Barnes, Jr. has purchased foreclosed homes for over 35 years, and NAA has serviced low cost single-family homes industry for more than 15 years.  Through the experience and connections of James Odell Barnes, Jr. and NAA, one of our strengths is access to inventory.

"

The Ability to Purchase Superior Value - The knowledge and experience of James Odell Barnes, Jr. and Steve Helm (our President) allows us to purchase properties in the strongest markets, at the best prices.

"

High-Touch Management - The Strategic Alliance Agreement between us and NAA, provides the experienced management necessary to make the single-family homes purchased profitable.  Experience and an efficient management system are needed to manage low-income single-family homes.  NAA has the necessary experience and infrastructure in place to maximize the value of the homes purchased by us.  NAA has managed low-cost, single-family homes for more than 20 years.

"

Strong Direction and Management – Steve Helm has approximately 25 years experience in real estate industry, and James Odell Barnes, Jr. is one of the most experienced buyers of foreclosed homes in the United States.

"

Early Market Mover - We will be an early market mover in the low-priced, single-family lease-to-own market segment.  Currently, the consolidation of single-family homes is taking place in higher income segments and with more expensive houses than we plan to purchase.

Experienced Management Team

Steve Helm is our Chief Executive Officer and Director.  In addition, on December 10, 2015 the Board of Directors approved the addition of James Odell Barnes, Jr. to the Board.  A brief synopsis of Mr. Helm’s and Mr. Barnes’ credentials follows:

Steve Helm, Chairman, President, Chief Executive Officer, Chief Financial officer and Director

Mr. Helm is a seasoned real estate executive specializing in the areas of finance, development/acquisition and property management for over 25 years. Mr. Helm is also currently the CFO of New Regional Planning, a real estate strategy and consulting firm.  From 2004 to 2009 he served as Regional Director for Imperial Capital Bank/Bancorp (NYSE), launching the Texas/Rocky Mountain real estate lending platform as part of the firm’s national expansion.  In that capacity, he opened and managed four real estate loan production offices (Dallas, Austin, Denver & Kansas City) covering the Texas, New Mexico, Oklahoma, Arkansas, Colorado and Kansas markets and funded in excess of $500 million of structured debt and portfolio permanent credit facilities from $500,000 to $20 million for a broad range of real estate development activities.

Prior to Imperial, he was President of the family business, The Helm Companies, directing the ground up development, re-development, financing and management of small retail and Class A, B & C multifamily properties.  During his tenure with the family enterprise, Mr. Helm secured over $60 million of FHA (221 D-4 & 223F) and conventional bank debt as well as LIHTC, private and mezzanine equity financing and supervised the management of a multifamily portfolio of 6 properties comprising over 900 units.  Mr. Helm earned the National Apartment Association CAPS Designation and is a CPM Candidate.  Mr. Helm holds an MBA from the Cox School of Business, Southern Methodist University, and a BBA in Finance from the University of Texas at Austin.

James Odell Barnes, Jr., Director

Mr. Barnes, the “Foreclosure King,” is one of the largest buyers of real estate owned foreclosed homes in the United States. He has been in the owner-financing business since 1979, and during his career he has bought and sold more than 50,000 properties. Mr. Barnes’ success, knowledge, and experience have brought him great publicity. He has been featured in the Wall Street Journal, NPR, and twice on ABC’s award winning series Nightline.

Mr. Barnes has amassed many connections, due to his success, in governmental institutions, the banking industry, and the investor community. His many connections allow him the ability to purchase more than 1,000 single-family homes a month. Mr. Barnes’ many years of experience brings with it the knowledge of which areas around the country will provide the most profit per acquisition.

Employees

As of April 14, 2016, in addition to Steve Helm and the guidance of James Odell Barnes, Jr. we had four full-time employees.

ITEM 1A.  RISK FACTORS

Owning our common shares involves a high degree of risk.  You should consider carefully the following risk factors and all other information contained in this information statement.  If any of the following risks occur, the business, financial condition, liquidity, results of operations or as well as our ability of to make distributions to our shareholders, could be materially and adversely affected. In that case, the market price of our common shares could decline significantly, and you could lose all or a part of the value of your ownership in our common shares.  Some statements in this information statement, including statements in the following risk factors, constitute forward-looking statements.  Please refer to the section in this information statement entitled "Forward-Looking Information."

Risks Related to Our Business

We have a limited operating history and therefore we cannot ensure, either in the near- or long-term, that we will be able to generate cash flow or profit or execute our business plan.

The Company is now engaged in a new business as of September, 2015.  Pursuant our new business plan we will acquire low cost single-family homes and portfolios of low cost single-family homes throughout the United States including lease-to-own properties and contract for deeds notes. In addition, our wholly owned subsidiary, Brightlane Homes, Inc. commenced its business operations in June, 2014. As a result, we have a limited operating history upon which you may evaluate our business and an investment in our common stock may entail significantly more risk than the shares of common stock of a company with a substantial operating history. Our business operations are subject to numerous risks, uncertainties, expenses and difficulties associated with early stage enterprises. You should consider an investment in our company in light of these risks, uncertainties, expenses and difficulties. Such risks include:

-

the absence of a lengthy operating history;

-

insufficient capital to fully realize our operating plan;

-

our ability to anticipate and adapt to a developing market;

-

a competitive environment characterized by well-capitalized competitors;

-

our ability to identify, attract and retain qualified personnel;

-

our reliance on key management personnel;

-

our ability to identify and complete future acquisitions of single-family homes that meet our acquisition criteria.;

Because we are subject to these risks, evaluating our business may be difficult. We may be unable to successfully overcome these risks, which could harm our business and prospects. Our business strategy may be unsuccessful and we may be unable to address the risks we face in a cost-effective manner, if at all. If we are unable to successfully address these risks, there may be an adverse effect on our business, results of operations, financial condition and cash flows.

We may never achieve profitability from operations or generate sufficient cash flows to make or sustain distributions to our shareholders.

We may never achieve profitability from operations. Even if we do achieve profitability, we cannot assure you that we will be able to sustain or increase profitability on a quarterly or annual basis in the future. There can be no assurance that future operations will be profitable or that we will be able to make or sustain distributions to our shareholders from cash from operations. Revenues and profits, if any, will depend upon various factors, including whether we will be able to successfully implement our acquisition strategy. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us. In addition, an inability to achieve profitability could have a detrimental effect on the long term capital appreciation of our common stock.

Due to existing contractual obligations we may not achieve profitability.

As a result of our acquisition of Brightlane Homes, Inc., we became obligated to fulfill certain contractual obligations to NAA.  These obligations require us to pay all of the net income received by the properties held in the Brightlane RECA portfolio until such time as the initial $6,055,788. Defined Debt associated with the Brightlane RECA portfolio is refinanced or retired.  We are in the process of negotiating the refinancing of the Brightlane RECA portfolio.

We are an early entrant in an emerging industry, and the long-term viability of our business strategy on an institutional scale is unproven.

Large-scale institutional investment in single-family residential homes as investment properties for rent or lease-to-own is a relatively recent phenomenon that has emerged out of the mortgage and housing crisis that began in late 2007. Previously, single-family homes were generally not viewed as a viable asset for investment on a large scale by institutional investors. Consequently, the long-term viability of single-family residential investment strategies at an institutional scale has not yet been proven. As an early entrant in this emerging industry, we are subject to the risk that single-family rental or lease-to-own homes may not prove to be a viable long-term business strategy for a permanent capital vehicle at an institutional scale. If it turns out that our strategy is not a viable long-term business strategy at an institutional scale, we may not be able to generate meaningful cash flows, which would materially and adversely affect the viability of our business and stock price.

We have many competitors and may not be able to adequately compete in the single family home market.

Recently, several institutional investors have begun acquiring single-family homes on a large scale. Traditionally, foreclosed properties and loans secured by properties in pre-foreclosure were sold individually to private home buyers and small-scale investors. The sale of these assets in portfolios and the entry into this market of large, well-capitalized institutional investors are relatively recent trends, which we expect to intensify in the near future. Other competitors and investment funds have recently deployed, or are expected to deploy in the near future, significant amounts of capital in the single-family housing sector and may have investment objectives that overlap with ours. In acquiring our target assets, we will compete with a variety of well-capitalized real estate investors, including pension funds, individual home buyers, banks, insurance companies, public and private real estate investors, such as REITs, real estate limited partnerships and other entities engaged in real estate investment activities. We also face competition from new home builders, investors and speculators, as well as homeowners renting their properties. Most of our competitors are larger and have greater financial, technical, leasing, marketing and other resources than we do. Some competitors may enjoy significant competitive advantages that result from, among other things, having substantially more available capital, having a lower cost of capital and enhanced operating efficiencies. At this time, neither we nor any other company has established a market-leading position, and, even if we succeed in becoming an industry leader, there can be no assurance that it will confer any long-term competitive advantage or positive financial results.

Our long-term growth will depend significantly upon future acquisitions of single-family homes that meet our acquisition criteria.

The acquisition of single-family homes (which is the central element of our growth strategy) entails various risks, including the risks that we may overvalue a home or portfolio of homes, our homes may not perform as we expect, our tenants may default and our cost estimates for restoring an acquired home may prove inaccurate, and we may be unable to quickly and efficiently renew leases of our acquired homes upon their expiration. If any of these should occur, it may have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, we cannot assure you of the continued availability of acquisition opportunities in our markets at attractive pricing levels. If such opportunities are not available, our revenue and growth potential may be adversely affected.

Our single-family homes may be unable to compete successfully for tenants.

Our single-family homes compete for tenants with other single-family homes and multi-family housing options, such as apartments and condominiums. Some of our competitors may offer more attractive properties or lower rents than we do, and they may attract the high-quality tenants to whom we seek to lease our properties. Additionally, some competing housing options may qualify for governmental subsidies that may make such options more affordable and therefore more attractive than our properties. Competition for tenants could reduce our occupancy and lease/rental rates and adversely affect our business, results of operations, financial condition and cash flows and our ability to pay distributions to our stockholders.

We intend to rapidly expand our scale of operations and make acquisitions even if the rental and housing markets are not as favorable as they had been in prior years that could adversely impact anticipated yields.

Our long-term growth depends on the availability of acquisition opportunities in our current markets and other markets at attractive pricing levels. In many markets housing prices have already begun returning to more normalized levels from the low prices we saw in recent years due to the downturn in the housing market, and we expect that in the future housing prices will continue to rise or stabilize at its current levels, and therefore future acquisitions may be more costly and result in lower yields. There are many factors that may result in future acquisitions becoming more expensive and possibly less attractive than recent past and present opportunities, including:

-

improvements in the overall economy and job market;

-

a resumption of consumer lending activities and greater availability of consumer credit;

-

improvements in the pricing and terms of mortgage-backed securities;

-

increasing competition for single-family assets from private investors, entities with similar investment objectives to ours and owner-occupants; and

-

tax or other government incentives that encourage homeownership.

We will continue acquiring properties as long as we believe such properties offer an attractive total return opportunity. Accordingly, future acquisitions may have lower yield characteristics than recent past and present opportunities, and if such future acquisitions are funded through equity issuances, the yield and cash available for distribution per share will be reduced and the market price of our common stock may decline.

Our limited asset class and geographic diversification increases the risk of loss.

Our portfolio is not fully diversified into a wide variety of properties or holdings. All of our real estate assets are of a single asset class (namely single family homes) and are currently located in limited markets. Accordingly, any adverse effects on the single family homes sector specifically or the real estate industry in general or limited to such geographic markets, may have a disproportionate negative effect on our company and the value of our common stock. Additionally, we do not have geographic or product diversification or concentration as an investment objective. As a result, we could have (i) exposure to a limited number of regional and even local markets; and/or (ii) a limited number of real estate-related investments. The aggregate yields generated by our company may be negatively affected by adverse regional or local economic conditions in these geographic markets.

We are dependent on our executive officers and dedicated personnel, and the departure of any of our key personnel could materially and adversely affect us.

We rely on a small number of persons to carry out our business and investment strategies. Any member of our senior management may cease to provide services to us at any time. The loss of the services of any of our key management personnel, or our inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business and financial results. As we expand, we will continue to need to attract and retain qualified additional senior management but may not be able to do so on acceptable terms or at all.

Our success depends, in part, upon our ability to hire and retain highly skilled managerial, investment and operational personnel, and the past performance of our senior management may not be indicative of future results.

The implementation of our business plan may require that we employ additional qualified personnel. Competition for highly skilled managerial, investment, financial and operational personnel is intense, and we cannot assure our stockholders that we will be successful in attracting and retaining such skilled personnel. If we are unable to hire and retain qualified personnel as required, our growth and operating results could be adversely affected.

Our dependence upon local, third-party service providers may harm our financial results or reputation if the third parties fail to perform.

We use local, third-party vendors and service providers to provide certain services for our properties. For example, we regularly rely on third-party property management companies, home improvement professionals and leasing agents to provide services to many of our properties. Selecting, managing and supervising these third-party service providers require significant resources and expertise. We do not have exclusive or long-term contractual relationships with any of these third-party providers, and we can provide no assurance that we will have uninterrupted or unlimited access to their services. If we do not select, manage and supervise appropriate third parties to provide these services, our reputation and financial results may suffer. Notwithstanding our efforts to implement and enforce strong policies and practices regarding service providers, we may not successfully detect and prevent fraud, incompetence or theft by our third-party service providers. In addition, any removal or termination of third-party service providers would require us to seek new vendors or providers, which would create delays and adversely affect our operations. Poor performance by third-party service providers will reflect poorly on us and could significantly damage our reputation among desirable tenants. In the event of fraud or misconduct by a third party, we could also be exposed to material liability and be held responsible for damages, fines and/or penalties.

Short-term leases of residential property may expose us to the effects of declining market lease/rent rates.

We anticipate that a majority of our leases to tenant-occupants will be for a term of one year. As these leases permit the tenants to leave at the end of the lease term without penalty, we anticipate our rental and lease-to-own revenues may be affected by declines in market more quickly than if our leases were for longer terms. Short-term leases may result in high turnover, which involves costs such as restoring the properties, marketing costs and lower occupancy levels. Because we have a limited operating history, our tenant turnover rate and related cost estimates may be less accurate than if we had more operating data upon which to base these estimates.

We depend on the accuracy and completeness of information from third parties, and inaccuracies in such information could adversely affect profitability.

In connection with making and managing our investments, we rely heavily upon information supplied by third parties, including the information contained in tenant applications, property appraisals or other indicators of property value, title information and employment and income documentation. If any of this information is intentionally or negligently misrepresented and the misrepresentation is not detected prior to making an investment or execution of a lease, the value of the investment may be significantly less than expected. Whether a misrepresentation is made by seller of a property, the applicant, another third party or one of our own employees, we generally bear the risk of loss associated with the misrepresentation. Although we may have rights against persons and entities who made or knew or should have known about the misrepresentation, it will likely be difficult to recover any monetary losses that we have suffered as a result of their actions.

We may be unable to secure funds for future tenant or other capital improvements, which could limit our ability to attract or replace tenants.

When tenants do not renew their leases or otherwise vacate their space, we often are required to expend funds for property restoration and leasing commissions in order to re-lease the property. If we have not established sufficient reserves for such expenditures, we will have to obtain financing from other sources. We may also have future financing needs for other capital improvements to restore our properties. If we need to secure financing for capital improvements in the future but are unable to secure such financing or are unable to secure financing on terms we feel are acceptable, we may be unable to make capital improvements or we may be required to defer such improvements. If this happens, it may cause our properties to suffer from a greater risk of obsolescence or a decline in value, or a greater risk of decreased cash flow as a result of fewer potential tenants being attracted to the property or existing tenants not renewing their leases. If we do not have access to sufficient funding in the future, we may not be able to make necessary capital improvements to our properties, and our properties’ ability to generate revenue may be significantly impaired.

Our revenue and expenses are not directly correlated, and, because a large percentage of our costs and expenses are fixed and some variable expenses may not decrease over time, we may not be able to adapt our cost structure to offset any declines in our revenue.

Many of the expenses associated with our business, such as acquisition costs, restoration and maintenance costs, fees, personal and real property taxes, insurance, compensation and other general expenses are fixed and would not necessarily decrease proportionally with any decrease in revenue. Our assets also require a significant amount of ongoing capital expenditure. Our expenses, including capital expenditures, will be affected by, among other things, any inflationary increases, and cost increases may exceed the rate of inflation in any given period. Certain expenses incurred on a per-unit basis are recurring in nature, such fees, taxes, insurance and restoration and maintenance costs, which may not decrease on a per-unit basis as our portfolio grows through additional property acquisitions. By contrast, our revenue is affected by many factors beyond our control, such as the availability and price of alternative rental housing and economic conditions in our markets. As a result, we may not be able to fully, or partially, offset any increase in our expenses with a corresponding increase in our revenues. In addition, state and local regulations may require us to maintain our properties, even if the cost of maintenance is greater than the value of the property or any potential income we may receive from the property.

If we cannot obtain financing, our growth may be limited.

Recent events in the financial markets have had an adverse impact on the credit markets, and, as a result, credit has become significantly more expensive and difficult to obtain, if available at all. Some lenders are imposing more stringent credit terms and there has been and may continue to be a general reduction in the amount of credit available. Many banks are either unable or unwilling to provide new asset-based lending. Tightening credit markets may have an adverse effect on our ability to obtain financing on favorable terms, thereby increasing financing costs and/or requiring us to accept financing with increasing restrictions. If adverse conditions in the credit markets — in particular with respect to single-family home finance — materially deteriorate, our business could be materially and adversely affected. Our long-term ability to grow through additional investments will be limited if we cannot obtain additional financing. Market conditions may make it difficult to obtain financing, and we cannot assure you that we will be able to obtain debt or equity financing or that we will be able to obtain it on favorable terms.

We anticipate being involved in a variety of litigation.

Although we have not been subject to any litigation to date, we anticipate being involved in a range of court proceedings in the ordinary course of business as we continue to operate our business. These actions may include eviction proceedings and other landlord-tenant disputes, challenges to title and ownership rights (including actions brought by prior owners alleging wrongful foreclosure by their lender or loan servicer) and issues with local housing officials arising from the condition or maintenance of a property. While we intend to vigorously defend any non-meritorious action or challenge, no assurance can be given that we will not incur significant expense relating to these matters or that they will not require significant management attention and adversely affect us.

Our underwriting criteria and evaluation of properties involves a number of assumptions that may prove inaccurate, which may cause us to overpay for our properties or incur significant costs to operate a property.

In determining whether a particular property or portfolio of properties meets our investment criteria, we make a number of assumptions, including assumptions related to estimated time of possession, annual operating costs, market rent/lease rates, time from purchase to leasing and tenant default rates. These assumptions may prove inaccurate, causing us to pay too much for properties we acquire, overvalue our properties or our properties not to perform as we expect, and adjustments to the assumptions we make in evaluating potential purchases may result in fewer properties qualifying under our investment criteria. Improvements in the market prices for single-family homes in our target markets or decreases in the available inventory could also reduce the supply of properties that meet our investment criteria. Reductions in the supply of properties that meet our investment criteria may adversely affect our operating results and ability to implement our business plan.

Certain of our older properties may contain lead-based paint, which we may be required to remove or could expose us to liability, either of which would adversely affect our operating results.

The existence of lead paint is especially a concern in residential units and can cause health problems, particularly for children. A structure built prior to 1978 may contain lead-based paint and may present a potential exposure to lead; however, structures built after 1978 are not likely to contain lead-based paint. Federal and state laws impose certain disclosure requirements and restrict and regulate renovation activities on housing built before 1978. Violation of these restrictions could result in fines or criminal liability, and we could be subject to liability arising from lawsuits alleging personal injury or related claims. Although we attempt to comply with all such regulations, we have not conducted tests on our properties to determine the presence of lead-based paint and we cannot guarantee that we will not incur any material liabilities as a result of the presence of lead paint in our properties.

Operating our business on a larger scale could result in substantial increases in our expenses.

One of our goals is to implement our single-family lease-to-own and rental business nationally. Our business model assumes that we can successfully use our vertically integrated platform to acquire and manage single-family homes on a larger scale than we have done to date without a directly proportional increase in our expenses. As our business grows in size and complexity, we can provide no assurance that our management platform will ultimately prove to be “scalable,” we will be able to achieve economies of scale or we will be able to manage additional properties in our current markets, successfully enter new markets or grow our business without incurring significant additional expenses.

Debt service obligations could adversely affect our operating results, may require us to sell properties and could adversely affect our ability to make or sustain distributions to our stockholders and the market price of our common stock.

Incurring debt could subject us to many risks, including the risks that:

-

our cash flows from operations will be insufficient to make required payments of principal and interest;

-

our debt may increase our vulnerability to adverse economic and industry conditions;

-

we will be subject to restrictive covenants that require us to satisfy and remain in compliance with certain financial requirements or that impose limitations on the type or extent of activities we conduct;

-

we may be required to dedicate a substantial portion of our cash flows from operations to payments on our debt, thereby reducing cash available for distribution to our stockholders, funds available for operations and capital expenditures, future business opportunities or other purposes.

If we do not have sufficient funds to repay any debt we incur when it matures, we may need to refinance the debt or raise additional equity. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates on refinancing, increases in interest expense could adversely affect our cash flows and, consequently, cash available for distribution to our stockholders. To the extent we are required to raise additional equity to satisfy such debt, existing stockholders would see their interests diluted. If we are unable to refinance our debt or raise additional equity on acceptable terms, we may be forced to dispose of substantial numbers of properties on disadvantageous terms, potentially resulting in losses or the incurrence of special taxes and fees that apply to dispositions of properties. To the extent we cannot meet any existing or future debt service obligations, we will risk losing some or all of our properties that may be pledged to secure our obligations to foreclosure. Any unsecured debt agreements we enter into may contain specific cross-default provisions with respect to specified other indebtedness, giving the unsecured lenders the right to declare a default if we are in default under other loans in some circumstances.

Our financial results in future periods may not be reflective of our earning potential and may cause our stock price to decline.

Our financial results in future periods may not be representative of our future potential.  Since we expect to experience rapid growth, we will have a greater percentage of our portfolio invested in assets in the process of stabilization than we would expect to have as a more mature operation. It will take time and significant cash resources to restore, reposition and lease these properties in the process of stabilization. As a result, newly acquired properties, that are not leased at the time of acquisition, will not begin generating revenue for some period of time and will reduce our overall financial performance. In addition, future equity or debt financings may impact our financial results in the fiscal periods following such financings for the same reasons listed above.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business we acquire and store sensitive data, including intellectual property, our proprietary business information and personally identifiable information of our prospective and current tenants, our employees and third-party service providers on our networks and website. The secure processing and maintenance of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption to our operations and the services we provide to customers or damage our reputation, which could adversely affect our results of operations and competitive position.

Risks Related to the Single-Family Lease-to-Own Housing Market

If rents in our markets do not increase sufficiently to keep pace with rising costs of operations, our cash available for distribution will be adversely impacted.

The success of our business model will substantially depend on conditions in the single-family lease-to-own and rental market in our geographic markets. Our asset acquisitions are premised on assumptions about, among other things, occupancy and rent/lease levels, and if those assumptions prove to be inaccurate our cash flows will be lower than expected. When we first began executing our business plan, lease-to-own and rental rates and occupancy levels benefited from macroeconomic trends affecting the U.S. economy and residential real estate markets in particular, including:

-

a tightening of credit that has made it more difficult to finance a home purchase, combined with efforts by consumers generally to reduce their exposure to credit;

-

weak economic and employment conditions that have increased foreclosure rates and made it more difficult for families to remain in homes that were purchased prior to the economic downturn;

-

declining real estate values that have challenged the traditional notion that homeownership is a stable investment; and

-

the unprecedented level of vacant housing comprising the real estate owned, or REO, by banks, government-sponsored enterprises, or GSEs, and other mortgage lenders or guarantors, and inventory held for sale by banks, GSEs, and other mortgage lenders or guarantors.

In recent periods, however, we have seen a reversal of these trends in the residential lease/rental market. Eventually, the continued strengthening of the U.S. economy and job growth, coupled with government programs designed to keep homeowners in their homes and/or other factors, may contribute to trends that favor homeownership rather than leasing-to-own or renting. A softening of the lease-to-own and rental market in our markets would reduce our income, which could adversely impact our cash available for distribution.

Acquiring properties during periods when the single-family home sector is experiencing substantial inflows of capital and intense competition may result in inflated purchase prices and increase the likelihood that our properties will not appreciate in value and may, instead, decrease in value.

The allocation of substantial amounts of capital for investment in the single-family home sector and significant competition for income producing real estate may inflate the purchase prices for such assets. To the extent we purchased or in the future purchase real estate in such an environment, it is possible that the value of our properties may not appreciate and may, instead, decrease in value, perhaps significantly, below the amount we paid for such properties. In addition to macroeconomic and local economic factors, technical factors, such as a decrease in the amount of capital allocated to the single-family home sector and the number of investors participating in the sector, could cause the value of our properties to decline.

We may engage in expedited transactions that increase the risk of loss.

Our underwriting guidelines require a thorough analysis of many factors, including, among others, the underlying property’s financial performance and condition, geographic market assessment and future prospects of the property within the market. Investment analyses and decisions by us may frequently be required to be undertaken on an expedited basis to take advantage of investment opportunities. In such cases, the information available to us at the time of making an investment decision may be limited, and we may not have access to detailed information regarding the investment property, such as physical characteristics, environmental matters, zoning regulations or other local conditions affecting an investment property. If we make the decision to purchase a property prior to the full completion of one or more of these analyses, we may fail to identify certain risks that we would otherwise have identified and suffer significant losses as a result. Therefore, no assurance can be given that we will have knowledge of all circumstances that may adversely affect an investment. Additionally, we expect to rely upon independent consultants in connection with its evaluation of proposed investments, and no assurance can be given as to the accuracy or completeness of the information provided by such independent consultants or to our right of recourse against them in the event errors or omissions do occur.

Properties acquired as part of portfolios or in bulk may subject us to a variety of risks.

All of our properties have been, and we expect that a substantial portion of any future property acquisitions will be, purchased as portfolios in bulk from owners of portfolios of single-family homes. To the extent the management and leasing of such properties have not been consistent with our property management and leasing standards, we may be subject to a variety of risks, including risks relating to the condition of the properties, the credit quality and employment stability of the tenants and compliance with applicable laws, among others. In addition, financial and other information provided to us regarding such portfolios during our due diligence may not be accurate, and we may not discover such inaccuracies until it is too late to seek remedies against such sellers. To the extent we timely pursue such remedies, we may not be able to successfully prevail against the seller in an action seeking damages for such inaccuracies.

We may be unable to keep or attract tenants.

We may not be able to retain current, or attract new, tenants for the properties we may acquire. We may make substantial concessions in terms of rent and lease incentives, and construct tenant improvements, to attract new tenants or keep existing tenants. The operating results and financial viability of any property could be substantially and materially affected by any inability to retain and attract tenants. Additionally, there is the risk that tenants may break their leases before those leases expire. Any of such properties may not be able to retain or increase its current occupancy at projected lease/rent rates. If that occurs, our operations and our ability to make distributions to stockholders may be adversely affected.

Lease terminations or tenant defaults could reduce our income and limit our ability to make distributions.

The success of our investments will materially depend on the financial stability of our tenants. The inability of tenants to meet their obligations to us and would lower our net income. A default by a significant number of tenants on their lease payments would cause us to lose the revenue associated with such leases and require us to find an alternative source of revenue to meet operating expenses. We may fail to, or may not be able to, discover factors that would indicate a heightened level of uncertainty with respect to tenant defaults when performing due diligence on prospective investments. Tenant defaults increase the risk that we, and our stockholders, could suffer a loss.

If a tenant defaults or goes bankrupt, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting the property. If a defaulting tenant does not cooperate in vacating the property, we would have to engage in time-consuming and costly prosecution and enforcement of eviction proceedings, during which time there would be no revenues from such unit and no likely recovery of damages from the defaulting tenant. These events could limit our ability to make distributions to stockholders and decrease the value of our common stock.

If and when residents of our portfolio properties decide not to renew their leases upon expiration, we may be unable to relet such residents’ properties. Even if the residents do renew or we can relet the properties, the terms of renewal or reletting may be less favorable than current lease terms. If we are unable to promptly renew the leases or relet the properties, or if the rates upon renewal or reletting are significantly lower than expected rates, then our results of operations and financial condition will be adversely affected.

We are subject to tenant relief laws and may be subject to rent control laws, which could negatively impact our rental revenue.

As an owner of rental properties, we expect that we will regularly be seeking to evict tenants who are not paying their rent or are otherwise in material violation of the terms of their lease. Eviction activities will result in additional legal costs and require the time and attention of our management. The eviction process is typically subject to numerous legal requirements and mandatory “cure” policies, which may increase our costs and delay our ability to gain possession of and stabilize a property. Additionally, state and local landlord-tenant laws may impose legal duties on us to assist tenants in relocating to new housing, or restrict our ability to recover certain costs or charge tenants for damage tenants cause to our property. Because such laws vary by state and locality, we will need to be familiar with and take appropriate steps to comply with applicable landlord-tenant laws in the jurisdictions in which we operate, and we will need to incur supervisory and legal expenses to ensure such compliance. To the extent that we do not comply with state or local laws, we may be subjected to civil litigation filed by individuals, a class of plaintiffs or by state or local law enforcement. We may be required to pay our adversaries’ litigation fees and expenses if judgment is entered against us in such litigation or if we settle such litigation.

Furthermore, rent control laws may affect our rental revenue. Especially in times of recession and economic slowdown, rent control initiatives can receive significant political support. If rent control becomes applicable to certain of our properties, the effects on both our rental revenue and the value of such properties could be material and adverse.

Class action, tenants’ rights and consumer rights litigation may result in increased expenses and harm our results.

There are numerous tenants’ rights and consumer rights organizations that operate in our markets, and, as we grow in scale, we may attract attention from some of these organizations and become a target of legal demands or litigation. With the increased market for single-family rentals arising from former homeowners who may have lost their properties, some of these organizations may shift their litigation, lobbying, fundraising and grass roots organizing activities to focus on landlord-tenant issues, including issues relating to the Fair Housing Act, or FHA, and its state law counterparts. While we intend to conduct our business lawfully and in compliance with applicable landlord-tenant and consumer laws, such organizations might work in conjunction with trial and pro bono lawyers in one state or multiple states to attempt to bring claims against us on a class action basis for damages or injunctive relief. We cannot anticipate what form such legal actions might take if initiated or what remedies they may seek. Additionally, these organizations may lobby local county and municipal attorneys or state attorney generals to pursue enforcement or litigation against us or may lobby state and local legislatures to pass new laws and regulations to constrain our business operations. If they are successful in any such endeavors, they could limit our business operations and may impose on us significant litigation expenses, including settlements to avoid continued litigation or judgments for damages or injunctions.

Poor tenant selection and defaults by our tenants may negatively affect our financial performance and reputation.

Our success will depend, in large part, upon our ability to attract and retain qualified tenants for our properties. This will depend, in turn, upon our ability to screen applicants, identify good tenants and avoid tenants who may default. We will inevitably make mistakes in our selection of tenants, and we may have tenants who default on our leases or fail to comply with the terms of the lease or regulations negatively affect our financial performance, reputation and the quality and value of our properties. For example, tenants may default on payments, make unreasonable and repeated demands for service or improvements, make unsupported or unjustified complaints to regulatory or political authorities, make use of our properties for illegal purposes, damage or make unauthorized structural changes to our properties which may not be fully covered by security deposits, refuse to leave the property when the lease is terminated, engage in domestic violence or similar disturbances, disturb nearby residents with noise, trash, odors or eyesores, fail to comply with regulations, sub-let to less desirable individuals in violation of our leases or permit unauthorized persons to live with them. In addition, defaulting tenants will often be effectively judgment-proof. The process of evicting a defaulting tenant from a family residence can be adversarial, protracted and costly. Furthermore, some tenants facing eviction may damage or destroy the property. Damage to our properties may significantly delay re-leasing after eviction, necessitate expensive repairs or impair the income on or value of the property, resulting in a lower than expected rate of return. In addition, we will incur turnover costs associated with re-leasing the properties, such as marketing expense and brokerage commissions, and will not collect revenue while the property is vacant. Although we will attempt to work with tenants to prevent such damage or destruction, there can be no assurance that we will be successful in all or most cases. Such tenants will not only cause us not to achieve our financial objectives for the properties in which they live, but may subject us to liability, and may damage our reputation with our other tenants and in the communities where we do business.

Declining real estate values and impairment charges could adversely affect our earnings and financial condition.

We intend to review the carrying value of our long-lived assets for impairment whenever events or changes in circumstances, such as adverse market conditions, indicate that their carrying amount may not be recoverable. If our evaluation indicates that we may be unable to recover the carrying value of a material portion of our real estate investments, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the properties. These losses would have a direct impact on our net income, because recording an impairment loss results in an immediate negative adjustment to net income. They would also be reflected as a decrease in assets on our balance sheet. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, lease/rental rates and capital requirements that could differ materially from actual results in future periods. A deteriorating real estate market may cause us to reevaluate the assumptions used in our impairment analysis. Impairment charges could adversely affect our financial condition, results of operations, cash available for distribution and market price of our common stock.

Risks Related to the Real Estate Industry Generally

There are significant risks involved with any investment in real estate.

The performance of our investments, and the performance of our company and our ability to make distributions, is subject to those risks typically associated with investments in real estate. Any change in operating expenses and tax rates could adversely affect operating results or render the sale, financing, or refinancing of a portfolio of properties difficult or unattractive. Certain expenditures associated with the properties will be fixed (principally real estate taxes and maintenance costs) and will be payable even if the properties do not generate sufficient income, which could have a negative impact on us. No assurance can be given that certain assumptions as to future costs of operating any of our properties will be accurate, since such matters will depend on events and factors beyond our control. These factors include, among others:

-

changes in national, regional, or local economic conditions, including economic slowdowns or recessions and national and international political and socioeconomic circumstances, which could negatively impact our ability to lease vacancies or to sell properties on favorable terms and the ability of any tenant to pay us;

-

changes in local market conditions or characteristics, including construction of new residential housing properties that compete with a particular property;

-

changes in interest rates and in the availability, costs, and terms of borrowings, including recent unprecedented volatility and disruption in the credit markets, which may make the sale, financing, or refinancing of a portfolio of properties difficult and/or costly;

-

changes in federal, state, or local regulations and controls affecting lease and rental rates, prices of goods, fuel and energy consumption, environmental restrictions, real estate taxes, and other factors affecting real property;

-

federal, state, and local regulatory requirements, including state and local fire and life-safety requirements, zoning and permitted use laws;

-

continued validity and enforceability of leases;

-

the vacancy rate and the length of any vacancy for a property;

-

the financial condition of tenants;

-

the ongoing need for capital improvements and our ability to control the costs, plans, specifications, and timing in connection with such improvements;

-

changes in operating costs such as utilities;

-

costs of remediation and liabilities associated with environmental conditions;

-

the perceptions of prospective tenants and residents of the safety, convenience, and attractiveness of the properties and surrounding areas;

-

acts of nature, such as earthquakes, tornadoes, and floods; and

-

utility and other easements in favor of third parties may exist on and encumber a particular property.

A worsening of current financial market conditions or events negatively impacting the U.S. banking system could adversely affect our operations and our ability to make distributions.

Uninsured or underinsured losses relating to real property may adversely affect our returns.

We attempt to ensure that all of the properties we acquire are adequately insured to cover casualty losses. However, there are certain losses, including losses from floods, fires, earthquakes, acts of war, acts of terrorism or riots, that may not always be insured against or that are not generally fully insured against because it is not deemed economically feasible or prudent to do so. In addition, changes in the cost or availability of insurance could expose us to uninsured casualty losses. In the event that any of the properties we acquire incurs a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by the amount of any such uninsured loss, and we could experience a significant loss of capital invested and potential revenues in these properties and could potentially remain obligated under any recourse debt associated with the property. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or restore a property after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed property. Any such losses could adversely affect us and the market price of our common stock. In addition, we may have no source of funding to repair or reconstruct the damaged property, and we cannot assure you that any such sources of funding will be available to us for such purposes in the future.

Due diligence on properties may not reveal all conditions that may adversely affect the value of our investments.

We perform due diligence on each investment prior to its acquisition. Regardless of the thoroughness of the due diligence process, not all circumstances affecting the value of an investment can be ascertained through the due diligence process. If the due diligence materials provided to us are inaccurate, if we do not sufficiently investigate or follow up on matters brought to our attention as part of the due diligence process, or if the due diligence process fails to detect material facts that impact the value determination, we may acquire an investment that results in significant losses to us or may overpay for an investment, which would cause our financial results to suffer.

Contingent or unknown liabilities could adversely affect our financial condition.

Our acquisition activities are subject to many risks. We may acquire properties that are subject to unknown or contingent liabilities, including liabilities for or with respect to liens attached to properties, unpaid real estate taxes, utilities or other ancillary charges for which a prior owner remains liable, clean-up or remediation of environmental conditions or code violations, claims of vendors or other persons dealing with the acquired properties and tax liabilities, among other things. In each case, our acquisition may be without any, or with only limited, recourse with respect to unknown or contingent liabilities or conditions. As a result, if any such liability were to arise relating to our properties, or if any adverse condition exists with respect to our properties that is in excess of our insurance coverage, we might have to pay substantial sums to settle or cure it, which could adversely affect us. The properties we acquire may also be subject to covenants, conditions or restrictions that restrict the use or ownership of such properties, including prohibitions on leasing or requirements. We may not discover such restrictions during the acquisition process and such restrictions may adversely affect our ability to operate such properties as we intend.

In addition, purchases of single-family homes acquired as part of a portfolio or in bulk purchases typically involve few or no representations or warranties with respect to the properties and may allow us limited or no recourse against the sellers of such properties. Such properties also often have unpaid tax, utility among other liabilities for which we may be obligated but fail to anticipate.

Costs of complying with governmental laws and regulations may reduce our income and cash available for distributions.

Real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to, among other things, environmental protection, human health and safety and access by persons with disabilities. We could be subject to liability in the form of fines or damages for noncompliance with these laws and regulations, even if we did not cause the events(s) resulting in liability.

Environmental Laws Generally.   Environmental laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid hazardous materials, the remediation of contaminated property associated with the disposal of solid and hazardous materials and other health and safety-related concerns. Some of these laws and regulations may impose joint and several liability on tenants, owners or operators of real property for the costs to investigate or remediate contaminated properties, regardless of fault, whether the acts causing the contamination were legal, regardless of whether the contamination was present prior to a purchaser’s acquisition of a property, and whether an owner knew of such contamination. The conditions of investments at the time we acquire them, operations in the vicinity of our investments, such as the presence of underground tanks, or activities of unrelated third parties may affect the value or performance of our investments.

Hazardous Substances.   The presence of hazardous substances on owned real estate owned by us, or the failure to properly remediate these substances, may hinder our ability to sell, rent or pledge investments as collateral for future borrowings. Any material expenditures, fines, or damages that we must pay will reduce our ability to make distributions to stockholders and may reduce the value of an investment in our common stock.

Other Regulations.   We may be required to operate our properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to our properties. We may be required to make substantial capital expenditures to comply with those requirements, and these expenditures could adversely affect our performance and ability to make distributions to stockholders.

We may obtain only limited warranties when we purchase a property and would have only limited recourse in the event our due diligence did not identify any issues that lower the value of our property.

The seller of a property often sells such property in its “as is” condition on a “where is” basis and “with all faults” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase and sale agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some or all of our invested capital in the property, as well as the loss of revenue from that property.

We may have difficulty selling real estate investments, and our ability to distribute all or a portion of the net proceeds from such sales to our stockholders may be limited.

Real estate investments are relatively illiquid, and, as a result, we may have a limited ability to sell our properties should the need arise. When we sell our properties, we may not realize gains on such sales. We may elect not to distribute any proceeds from the sales of properties to our stockholders; for example, we may use such proceeds to:

-

purchase additional properties;

-

repay debt, if any;

-

create working capital reserves;

-

complete repairs, maintenance or other capital improvements or expenditures to our remaining properties; or

-

for general corporate purposes.

Increases in property taxes could adversely affect the value of a property or our ability to hold the property long enough to realize the desired return on its investment.

Property taxes may increase as tax rates change and as the properties are assessed or reassessed by taxing authorities. As the owner of real estate properties, we will be responsible for payment of the taxes to the applicable government authorities. If real property taxes increase, we may or may not be able to increase the per property income to offset such increased taxes. Because such changes in property taxes are difficult to predict when a property is acquired, the financial results projected at the time of our investment may be realized during the period of our ownership and, therefore, cash flows and property values could be materially and negatively affected in a manner that we cannot foresee. If we fail to pay any such taxes, the applicable taxing authority may place a lien on the property and the property may be subject to a tax sale.

Our properties may be or become subject to condemnation or eminent domain proceedings.

A governmental authority could bring an eminent domain or inverse condemnation action against a property. Such an action could have a material adverse effect on the financial viability and marketability of that property, and, as a result, the results of our operations and our ability to make distributions to stockholders.

Our Board of Directors may change our investment strategy, financing strategy or leverage policies, or any of our other major policies, without the consent of stockholders.

Our Board of Directors determines our major strategies and policies, including policies and guidelines relating to our acquisitions and divestitures, asset allocation, leverage, financing, growth, operations, indebtedness and distributions to stockholders. Our Board of Directors may amend or revise these and other policies and guidelines from time to time without the vote or consent of our stockholders, which could result in our acquiring properties that are different from, and possibly riskier than, the types of single-family residential real estate and related investments in this filing. Accordingly, our stockholders will have limited control over changes in our policies, and those changes could adversely affect our business, results of operations, financial condition and cash flows and our ability to make distributions to our stockholders.

Broker - Dealer Sales of Shares

Our Common Stock currently trades on OTCMarkets and is not presently included for trading on any exchange, and there can be no assurances that we will ultimately be registered on any exchange.  The NASDAQ Stock Market, Inc. has recently enacted certain changes to the entry and maintenance criteria for listing eligibility on the NASDAQ SmallCap Market.  The entry standards require at least $4 million USD in net tangible assets or $750,000.00 USD net income in two of the last three years.  The proposed entry standards would also require a public float of at least 1 million shares, $5 million USD value of public float, a minimum bid price of $2.00 USD per share, at least three market makers, and at least 300 shareholders.  The maintenance standards (as opposed to entry standards) require at least $2 million in net tangible assets or $500,000.00 in net income in two of the last three years, a public float of at least 500,000 shares, a $1 million USD market value of public float, a minimum bid price of $1.00 USD per share, at least two market makers, and at least 300 shareholders.

No assurance can be given that our Common Stock will ever qualify for inclusion on the NASDAQ System or any other trading market until such time as the Management deems it necessary.  As a result, our Common Stock shares are covered by a Securities and Exchange Commission rule that opposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors.  For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale.  Consequently, the rule may affect the ability of broker-dealers to sell our securities and will also affect the ability of shareholders to sell their shares in the secondary market.

We may be subject to liability for failure to comply with the requirements of Regulation 14C under the Securities Exchange Act of 1934 (the “Exchange Act”).

On September 25, 2015 we filed a Form 8-K announcing an amendment to the articles of incorporation which included changing our name to Brightlane Corp., the increase in our authorized capitalization to 350,000,000 shares, and the creation of a preferred class of stock effective on September 22, 2015. We inadvertently did not timely comply with the requirements of Regulation 14C under the Exchange Act.  This would have required us to circulate an information statement describing the corporate action taken by the written consent of a majority of our shareholders at least 20 days prior to the effective date of the corporate action. We did however have super majority shareholder consent as required for amending the articles of incorporation and complied with Rule 10b-17 of the Exchange Act as we timely filed the amendment to the articles of incorporation with the Financial Industry Regulatory Authority (“FINRA”) on September 11, 2015, for this action to be recognized in the market for trading purposes. Previously we viewed filing a Preliminary 14C Information Statement as duplicative of prior filings and the Corporate Action Notification filed with FINRA on September 11, 2015 which did not give rise to appraisal rights to our shareholders.  We have since acknowledged our inadvertent mistake, and in order cure the error and to comply with Regulation 14C, we filed a Preliminary Information Statement with the SEC on November 23, 2015, and are in the process of responding to comments from the SEC regarding this filing.  The failure to initially comply with Regulation 14C in a timely manner was inadvertent, and while not probable, could cause the SEC to bring an enforcement action or commence litigation against us for failure to comply with Regulation 14C. Such enforcement could subject us to penalties including the payment of fines or damages. Any such claims or actions could cause us to expend financial resources to defend ourselves, and could divert the attention of our management from our core business.

Future sales of our common stock or other securities convertible into our common stock could cause the market price of our common stock to decline and could result in the dilution of your shares.

Our Board of Directors is authorized, without your approval, to cause us to issue additional shares of our common stock (including equity or debt securities convertible into common stock) or to raise capital through the issuance of preferred stock, options, warrants and other rights, on terms and for consideration as our Board of Directors in its sole discretion may determine. Sales of substantial amounts of our common stock could cause the market price of our common stock to decrease significantly. To the extent the proceeds of any future equity offering are invested in residential assets that have less favorable yield characteristics than our then-existing portfolio, our stockholders will suffer dilution in their yield and distributable cash per share. We cannot predict the effect, if any, of future sales of our common stock, or the availability of our common stock for future sales, on the market price of our common stock. Sales of substantial amounts of our common stock, or the perception that such sales could occur, may adversely affect the market price of our common stock.

Our shares of common stock may be subject now and in the future to the SEC’s “penny stock” rules.

We may be subject now and in the future to the SEC’s “penny stock” rules if our shares of Common Stock sell below $5.00 per share. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation.

In addition, the penny stock rules require that prior to a transaction; the broker dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. The penny stock rules are burdensome and may reduce purchases of any offerings and reduce the trading activity for shares of our Common Stock. As long as our shares of Common Stock are subject to the penny stock rules, the holders of such shares of Common Stock may find it more difficult to sell their securities.

Future offerings of debt securities, which would rank senior to our common stock upon our bankruptcy or liquidation, and future offerings of equity securities that may be senior to our common stock for the purposes of dividend and liquidating distributions, may adversely affect the market price of our common stock.

In the future, we may attempt to increase our capital resources by making offerings of debt securities or additional offerings of equity securities. Upon bankruptcy or liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Our preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments or both that could limit our ability to pay a dividend or other distribution to the holders of our common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control. As a result, we cannot predict or estimate the amount, timing or nature of our future offerings, and purchasers of our common stock bear the risk of any future offerings reducing the market price of our common stock and diluting their ownership interest in our company.

An increase in market interest rates may have an adverse effect on the market price of our common stock and our ability to make or sustain distributions to our stockholders.

One of the factors that investors may consider in deciding whether to buy or sell shares of our common stock is our ability to make or sustain distributions and the rate of our distributions, if any, as a percentage of our share price, relative to market interest rates. If market interest rates increase, prospective investors may demand a higher distribution rate on shares of our common stock or seek alternative investments paying higher distributions or interest. As a result, interest rate fluctuations and capital market conditions can affect the market price of shares of our common stock. For instance, if interest rates rise without an increase in our distribution rate, the market price of shares of our common stock could decrease because potential investors may require a higher distribution yield on shares of our common stock as market rates on our interest-bearing instruments such as bonds rise. In addition, to the extent we have variable rate debt, rising interest rates would result in increased interest expense on our variable rate debt, thereby adversely affecting our cash flow and our ability to service our indebtedness and make distributions to our stockholders.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company rented office space located in Seattle, WA, until January 31, 2014.  During 2015, with the repositioning of the Company’s business model, we relocated our corporate presence to 3270 Sul Ross, Houston, Texas 77098 to be co-located with another one of Mr. Helm’s business endeavors.  We benefited from this co-location by having no rent throughout 2015.

In January of 2016, we established an office consisting of 1,250 square feet for operations in Atlanta, Georgia at 4140 Roswell Road NE.  The lease term is 12 months, expiring on January 15, 2016.  Our monthly rent is $1,800.  We plan on increasing the size of this office as required, and are considering eventually making Atlanta, Georgia the location of our executive offices.

The following map identifies the locations and geographic diversity of many of the underlying properties held in the Brightlane RECA portfolio as of December 31, 2015.

NORTH DAKOTA
MINNESOTA
Minneapolis
SOUTH DAKOTA
WISCONSIN
WYOMING
IOWA
NEBRASKA
ILLINOIS
Denver
United States
COLORADO
MISSOURI
KENTUCKY
Nashville
OKLAHOMA
Albuquerque
NEW MEXICO
ARKANSAS
El Paso
TEXAS
Austin
Houston
LOUISIANA
New Orleans
CHIHUAHUA
COAHUILA
NUEVO LEON
Monterrey
Gulf of Mexico
GEORGIA
Jacksonville
Orlando
Tampa
FLORIDA
Miami
Toronto
NEW YORK
Québec City
Ottawa
Montreal
MAINE
VERMONT
NEW HAMPSHIRE
MASSACHUSETTS
CT
RI
New York
Philadelphia
NJ
MARYLAND
DE
Washington
WEST VIRGINIA
OHIO
Detroit
Milwaukee
Chicago
Atlanta
San Antonio

The following table presents basic statistic of Brightlane Homes Inc.’s single-family homes held representing the underlying properties in the Brightlane RECA portfolio as of December 31, 2015.

State	Number of Homes Ever owned in the State	Currently under Owner Finance Contract**	Total UPB for the State as of 12/31/15	Avg UPB Value as of 12/31/15***	Avg Zillow Medium Value*	Avg Tax Assessment Value*
AL	9	4	$110,262	$27,565.58	$47,582.29	$28,232.75
AR	8	3	$132,867	$44,289.09	$74,606.50	$51,100.00
CO	1	1	$19,158	$19,157.50	$33,765.00	$40,106.00
FL	1	1	$31,111	$31,111.32	$77,639.00	$68,014.00
GA	21	16	$496,310	$31,019.36	$50,221.00	$19,068.67
IA	1	1	$25,533	$25,533.14
IL	10	7	$178,880	$25,554.29	$68,207.25	$21,703.63
IN	20	14	$367,247	$26,231.91	$48,343.06	$43,394.74
KS	10	9	$224,242	$24,915.80	$58,088.75	$32,238.75
KY	8	6	$121,907	$20,317.90	$68,708.50	$19,500.00
LA	1	1	$13,888	$13,888.26
MI	8	6	$249,713	$41,618.89	$45,670.67	$31,175.17
MO	8	6	$85,424	$14,237.41	$44,407.50	$17,345.25
MS	3	1	$7,496	$7,496.39	$115,575.33	$31,780.00
NC	64	51	$1,511,508	$29,637.42	$63,739.81	$54,442.03
NY	4	3	$74,058	$24,685.98	$53,295.75	$43,194.25
OH	25	13	$475,795	$36,599.61	$49,535.57	$29,713.33
OK	2	2	$42,932	$21,466.18	$41,714.00	$29,285.00
PA	11	3	$222,296	$74,098.73	$60,995.00	$29,911.25
SC	142	108	$3,551,074	$32,880.31	$67,523.31	$29,161.26
TN	9	5	$148,115	$29,622.96	$50,859.80	$29,880.00
TX	24	16	$495,721	$30,982.53	$86,486.50	$43,812.00
VA	3	3	$70,322	$23,440.62	$38,915.00	$32,450.00
WI	2	2	$45,200	$22,599.87	$49,916.00	$41,250.00
WV	2	2	$63,040	$31,519.85	$71,052.00	$30,300.00
	397	284	$8,764,100	$30,859.51	$59,118.02	$28,204.37
Notes:	UPB = Unpaid Principle Balance
	397 homes total in the portfolio over time. Currently we have 353 homes in the portfolio
	* Not all homes have values listed.
	** Some homes were sold or disposed of, currently we have 353 homes in the portfolio.

ITEM 3.  LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings, and we are not aware of any proceeding pending or threatened against us by any governmental authority or other party.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock has been listed on the OTCMarkets under the symbol “BLTN” since September 22, 2015.  Prior to this, our common stock was listed on the OTCMarkets under the symbol “BNZA” since January 5, 2011, and prior to that on the Bulletin Board under the symbol “CLGC”.  There has been limited trading activity for our common stock for each quarter since September 1, 2008 as reported on the OTCMarkets.

2016	High	Low
Second Quarter	$0.62	$0.62
First Quarter	$0.62	$0.62
YEAR ENDED DECEMBER 31, 2015
Fourth Quarter	$0.62	$0.62
Third Quarter	$0.62	$0.62
Second Quarter	$0.62	$0.62
First Quarter	$0.62	$0.62
YEAR ENDED DECEMBER 31, 2014
Fourth Quarter	$0.62	$0.62
Third Quarter	$0.62	$0.62
Second Quarter	$0.62	$0.62
First Quarter	$0.62	$0.62

Holders

Common Stock

As of the date of this report, there were approximately 11 shareholders of record of our common stock and 18,923,005 shares of common stock deemed outstanding.

The beneficial owners of our common stock holding in excess of 5% are as follows:

Beneficial Owner of Securities	Number of Common Shares Owned	Percentage of Common Stock Outstanding
Brightlane Acquisition Corp.	6,060,000	32.0%
David Hill II	4,800,640	25.4%
Lloyd G. Dominick	2,965,729	15.7%
James Odell Barnes, Jr. Irrevocable Trust	2,133,618	11.3%
Jeanne M. Reaves Revocable Trust	1,050,017	5.5%
David W. Campbell	1,049,996	5.5%

Preferred Stock

Currently we have two types of Preferred Stock:  (1) Series A Preferred Voting Stock, and (2) Series B Preferred Voting Stock.  There is one (1) share of Series A Preferred Voting Stock, and one (1) share of Series B Preferred Voting Stock issued and outstanding as of the date of this report.  The series designations of rights and preferences are synopsized below.

Series A Preferred Voting Stock.  With respect to all meetings of the shareholders of the Company at which the holders of the Company’s Common Stock, par value $0.001 per share, are entitled to vote (each, a “Shareholders Meeting”) and with respect to any written consents sought by the Company from the holders of the Common Stock (each, a “Shareholder Consent”), the holder of the share of Series A Preferred Voting Stock shall vote together with all the holders of the Common Stock and any other voting preferred stock issued and outstanding, and holders of the issued Series A Preferred Voting Stock shall be entitled to cast on such matters a number of votes equal to 20,000,000 common shares.

Series B Preferred Voting Stock  With respect to all meetings of the shareholders of the Company at which the holders of the Company’s Common Stock, par value $0.001 per share, are entitled to vote (each, a “Shareholders Meeting”) and with respect to any written consents sought by the Company from the holders of the Common Stock (each, a “Shareholder Consent”), the holder of the share of Series B Preferred Voting Stock shall vote together with all the holders of the Common Stock and any other voting preferred stock issued and outstanding, and holders of the issued Series B Preferred Voting Stock shall be entitled to cast on such matters a number of votes equal to 20,000,000 common shares.

The original holder, Brightlane Acquisition Corp, of the Series A Preferred Voting Stock and Series B Preferred Voting Stock have commitments to the Company to include a loan to the Company on a convertible promissory note dated December 9, 2015 in the amount of $250,000 and to facilitate on a best efforts basis the injection of additional monies to be utilized by the Company in an amount of not less than $3 million prior to January 1, 2017, and the Series A Preferred Voting Stock share be automatically cancelled under the following provisions:

i)

Upon conversion of the $250,000 convertible promissory note dated December 9, 2015.

ii)

Upon repayment of the $250,000 convertible promissory note dated December 9, 2015.

iii)

If the Company is not in receipt of a capital injection of $3 million provided by or facilitated by the holder, or its assignee, of the Series A Preferred Voting Stock or the Series B Preferred Voting Stock on or before January 1, 2017.

Dividends and Share Repurchases

We have not paid any dividends to our shareholders.  There are no restrictions which would limit our ability to pay dividends on common equity or that are likely to do so in the future.

Unregistered Sales of Equity Securities

On December 21, 2015 we issued 12,000,000 million shares of our common stock as consideration for the acquisition of Brightlane Home Inc. via a share exchange agreement.

Warrants

On July 14, 2015, the Company’s Board of Directors, not subject to stockholder approval, approved the Amendment and Restatement of Outstanding Warrants.  The amendments extended the expiry date for a period of one year and added a provision for cashless exercise.

The following table shows the Company's warrants that are outstanding:

Issue Date	Expiration Date	Number of Warrant*	Remaining Life (in Years)*
9/4/2012	9/3/2016	750,000	0.68
12/3/2012	12/2/2016	225,000	0.92
5/13/2013	5/12/2017	175,000	1.36
5/14/2013	5/13/2017	225,000	1.37
7/25/2013	7/24/2017	225,000	1.56
1/9/2014	1/8/2018	175,000	2.02
		1,775,000

* As of December 31, 2015, the Company had issued 1,775,000 warrants that are exercisable at $1.25 per warrant for one share of common stock and remain outstanding, with an average remaining life of 1.32 years.  The Holder of any warrant may not exercise any portion of the Warrant if such exercise will cause it to own more than 4.99 percent of the Company’s issued and outstanding common stock.

The Company has no other potentially dilutive securities as of the date of this report.

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

Results of Operations for the years ended December 31, 2015 and 2014

For the year ended December 31, 2015, as compared to the year ended December 31, 2014, total revenues were $0 and $0, respectively; and net losses were $(47,305) and ($130,024), respectively.

The net losses were attributable to operating expenses and other expenses that primarily consisted of expenses related to the reformulation of the Company’s business model into a lease-to-own real estate model.  The operating expenses for the year ended December 31, 2015 were primarily general and administrative in nature and included legal fees, management and consulting fees, and audit and accounting fees. The operating expenses for the year ended December 31, 2014 consisted of the same in addition to fees associated with the proper disposition of properties.

Liquidity

At December 31, 2015, we had cash and cash equivalents of $215,881 and had a working capital deficit of $64,568. We have incurred negative cash flows from operations since we started our business.  We have spent and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned real estate acquisitions.

In 2015, our primary source of cash was from the issuance of a convertible promissory note in the amount of $250,000.  On December 9, 2015, we entered into a subscription agreement to sell one unit consisting of a $250,000 promissory note, one share of Series A Preferred Voting Stock and one share of Series B Preferred Voting Stock to an accredited investor in exchange for $250,000 and the investor’s agreement to utilize its best efforts to cause a capital injection of up to $3,000,000 into the Company on or before January 1, 2017.

For the year ended December 31, 2015 and 2014, we did not pursue any investing activities.

For the year ended December 31, 2015, we received proceeds from a convertible note payable-related party of $250,000 and proceeds from a demand not payable of $60,723 resulting in net cash provided by financing activities of $310,723.   Comparatively, for the year ended December 31, 2014, we received proceeds from the sale of common stock of $35,000 resulting in net cash provided by financing activities of $35,000.

In conjunction with entering into the aforementioned note, we entered into a capital injection agreement with the same investor.  This Agreement is in consideration of receipt of $250,000.00 on December 9, 2015 and facilitating additional monies on a best efforts basis to be utilized by the Company in an amount not less than $3 million prior to January 1, 2017.  The instruments by which the monies are brought into the Company (i.e., via promissory notes, subscription agreements, loans, etc.) shall be negotiated on a case by case basis as is most suitable for the Company and the source of the monies.

The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. We have based our estimate on assumptions that may prove to be wrong. We may need to obtain additional funds sooner or in greater amounts than we currently anticipate. Potential sources of financing include strategic relationships, public or private sales of our shares or debt and other sources. We may seek to access the public or private equity markets when conditions are favorable due to our long-term capital requirements.  While we have a best efforts commitment from the aforementioned accredited investor it is uncertain when such additional funding will be available and whether the terms will be acceptable to us. If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted. If we are not able to obtain financing when needed, we may be unable to carry out our business plan. As a result, we may have to significantly limit our operations and our business, financial condition and results of operations would be materially harmed.

We have no known demands or commitments and are not aware of any events or uncertainties as of December 31, 2015, other than the work commitment previously mentioned, that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources.

We had no material commitments for capital expenditures as of December 31, 2015 and 2014.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable because the Company is a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BRIGHTLANE CORP.

INDEX TO AUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

Paritz	& Company, P.A	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201) 342-7753 Fax: (201) 342-7598 E-Mail: PARITZ@paritz.com

Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’

Brightlane Corp.

We have audited the accompanying consolidated balance sheets of Brightlane Corp.as of December 31, 2015 and 2014 and the related consolidated statements of comprehensive loss, changes in stockholders’ equity (deficit) and cash flows for the years ended December 31, 2015 and 2014.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.   Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brightlane Corp .as of December 31, 2015 and 2014, and the results of its operations and cash flows for the years ended December 31, 2015 and 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As discussed in Note 2 the Company has not generated any revenue since inception and has sustained a net loss of $1,278,788 for the period from inception to December 31, 2015. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern.  Management plans are also discussed in Note 2.The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/Paritz & Company, P.A.

Hackensack, New Jersey

April 14, 2016

BRIGHTLANE CORP.

BALANCE SHEET

	December 31,	December 31,
	2015	2014
ASSETS

Current Assets
Cash and cash equivalents	$215,881	$-
Total Current Assets	215,881	-

Investment in non-consolidated subsidiary	3,085,521	-
Equipment, net	183	667

TOTAL ASSETS	$3,301,585	$667

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES

Current Liabilities
Accounts payable	$9,518	$52,657
Accrued expenses	15,000	22,000
Accrued interest	2,118	-
Demand note payable	60,723	-
Total Current Liabilities	87,359	74,657

Convertible note payable - related party	250,000	-

TOTAL LIABILITIES	337,359	74,657

STOCKHOLDERS' EQUITY (DEFICIT)
Series A Preferred Voting Stock, $0.001 par value, 1 share
authorized, 1 share issued and outstanding	-	-
Series B Preferred Voting Stock, $0.001 par value, 1 share
authorized, 1 share issued and outstanding	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized,
18,923,005 and 6,923,005 shares issued and outstanding at
December 31, 2015 and 2014, respectively	18,923	6,923
Additional paid in capital	4,224,091	1,150,570
Accumulated deficit	(1,278,788)	(1,231,483)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	2,964,226	(73,990)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,301,585	$667

The accompanying notes are an integral part of these financial statements.

BRIGHTLANE CORP.

STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2015	2014

REVENUE	$-	$-

OPERATING EXPENSES
Selling, general and administrative	74,240	130,024

NET OPERATING LOSS	(74,240)	(130,024)

Gain on settlement of accounts payable	26,935	-

LOSS BEFORE INCOME TAXES	(47,305)	(130,024)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(47,305)	$(130,024)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	-	286

TOTAL COMPREHENSIVE LOSS	$(47,305)	$(129,738)

Net Loss Per Share: Basic and Diluted	$(0.01)	$(0.02)

Weighted Average Number of Shares
Outstanding: Basic and Diluted	7,201,961	6,743,245

The accompanying notes are an integral part of these financial statements.

BRIGHTLANE CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the years ended December 31, 2015 and 2014

			Series A Preferred		Series B Preferred
	Common Stock		Voting Stock		Voting Stock
	Shares	Amount	Shares	Amount	Shares	Amount

Balances at
December 31, 2013	6,123,005	$6,123	-	$-	-	$-

Shares issued for
stock payable	800,000	800	-	-	-	-

Contribution
of payroll	-	-	-	-	-	-

Foreign currency
translation
adjustment	-	-	-	-	-	-

Net loss	-	-	-	-	-	-

Balances at
December 31, 2014	6,923,005	$6,923	-	$-	-	$-

Acquisition of
Brightlane Homes,
Inc	12,000,000	12,000	-	-	-	-

Preferred stock
issued	-	-	1	-	1	-

Net loss	-	-	-	-	-	-

Balances at
December 31, 2015	18,923,005	$18,923	1	$-	1	$-

The accompanying notes are an integral part of these financial statements.

BRIGHTLANE CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(continued)

For the years ended December 31, 2015 and 2014

			Accumulated
	Additional		Other		Stockholders'
	Paid-in	Accumulated	Comprehensive	Stock	Equity
	Capital	Deficit	Income (Loss)	Payable	(Deficit)

Balances at
December 31, 2013	$909,590	$(1,101,459)	$(286)	$125,000	$(61,032)

Shares issued for
stock payable	159,200	-	-	(125,000)	35,000

Contribution
of payroll	81,780	-	-	-	81,780

Foreign currency
translation
adjustment	-	-	286	-	286

Net loss	-	(130,024)	-	-	(130,024)

Balances at
December 31, 2014	$1,150,570	$(1,231,483)	$-	$-	$(73,990)

Acquisition of
Brightlane Homes,
Inc	3,073,521	-	-	-	3,085,521

Preferred stock
issued	-	-	-	-	-

Net loss	-	(47,305)	-	-	(47,305)

Balances at
December 31, 2015	$4,224,091	$(1,278,788)	$-	$-	$2,964,226

The accompanying notes are an integral part of these financial statements.

BRIGHTLANE HOMES, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(47,305)	$(130,024)
Adjustments to reconcile net loss to net cash used in operating activities:
Additional paid in capital in exchange for accrued payroll	-	81,780
Gain on settlement of accounts payable	(26,935)	-
Depreciation	484	969
Changes in Assets and Liabilities
Accounts payable	(30,204)	24,132
Accrued expenses	7,000	13,000
Accrued interest	2,118	-
Accrued payroll	-	(32,500)
Due to related party	-	1,900
NET CASH USED IN OPERATING ACTIVITIES	(94,842)	(40,743)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	35,000
Proceeds from convertible note payable - related party	250,000	-
Proceeds from demand note payable	60,723	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	310,723	35,000

Effect of Exchange Rate changes on cash and cash equivalents	-	286

NET CHANGE IN CASH	215,881	(5,457)

CASH
Beginning of Year	-	5,457

End of Year	$215,881	$-

Non Cash Financial and Investing Activities:
Issuance of common stock for investment in non-consolidated subsidiary	$3,085,521	$-

The accompanying notes are an integral part of these financial statements.

BRIGHTLANE CORP.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 1 – ORGANIZATION AND BUSINESS

Brightlane Corp. (“we”, “our”, “us”, the “Company” or the “Registrant”) was initially incorporated under the laws of the State of Delaware in December 2006 under the name “Cold Gin Corporation.” On December 27, 2010, we entered into an Agreement and Plan of Reorganization with Bonanza Gold Corp., a wholly-owned subsidiary of the Company, pursuant to which we merged with and into Bonanza Gold Corp, with Bonanza Gold Corp. being the surviving corporation. In connection with the reincorporation merger we changed our domicile from Delaware to Nevada, our name to Bonanza Gold Corp.  We were initially established as a developer of Internet media content for mixed martial arts fans and consumers, then transitioned to exploration and mining of minerals, and with integration of our Chief Executive Officer in 2014 began transitioning to our current business model.

On December 1, 2014, concurrent with the appointment of Steve Helm as the Chief Executive Officer, we decided to leverage Steve Helm’s knowledge of the real estate market and seek a take-over candidate in an attempt to enhance shareholder value.  In the third quarter of 2015, Brightlane Acquisition Corp. acquired a controlling interest in the Company from existing shareholders.  This change of control began the transitioning to a lease-to-own real estate company.  In connection with this transition, effective September 22, 2015 we changed our name to Brightlane Corp.

Our business model is oriented around acquiring single family homes and portfolios of single family homes and then lease-to-own the properties whereby the lessees will eventually own the home if they so choose.  Once the tenants fulfill their obligations under the contract, we will deliver the deed to the lessees.  We will actively pursue the acquisition of these types of homes through the purchase of bank REOs, portfolios and other methods of acquisition.

On December 21, 2015, we completed the agreement to acquire all of the outstanding shares of Brightlane Homes, Inc. which through its wholly owned subsidiary acquired a 99.9% limited partner interest in Brightlane RECA LP which is the beneficiary of the Brightlane RECA Trust which owns a portfolio of assets here in referred to as the Brightlane RECA portfolio.  The Brightlane RECA portfolio consists of approximately 350 income-producing owner-financed and purchase money notes related to 350 single-family homes.  The underlying homes are geographically dispersed across the Great Lakes, Upper Midwest, Ohio Valley, Midwest and Southeast regions of the U.S. and are held in a statutory trust known as Brightlane RECA Trust for which Brightlane RECA LP is the sole beneficiary. The largest concentrations are in the Southeast, particularly in South Carolina and North Carolina.  In addition to these income-producing owner-financed and purchase money notes, there are additional REO properties in the portfolio.

Brightlane # 1 LLC, a wholly owned single member limited liability company is a subsidiary of Brightlane Homes, Inc., and owns the 99.99% limited partner interest in the Brightlane RECA LP.  The General Partner, National Asset Advisors LLC (NAA), owns 0.01% of the Brightlane RECA LP.  (See Note 4)

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not generated any revenues since inception and sustained a net loss of $1,278,788 for the period from inception to December 31, 2015. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies at December 31, 2015 and 2014.

Comprehensive Income

The Company has established standards for reporting and display of comprehensive income, its components and accumulated balances. When applicable, the Company would disclose this information on its Statement of Stockholders’ Deficit.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized at December 31, 2015 or 2014.

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

Financial Instruments

The Company’s balance sheet includes certain financial instruments: primarily accounts payable, accruals and debt obligations. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring basis.

Investments in non-consolidated subsidiaries

Investments in non-consolidated entities are accounted for using the equity method or cost basis depending upon the level of ownership and/or the Company's ability to exercise significant influence over the operating and financial policies of the investee. When the equity method is used, investments are recorded at original cost and adjusted periodically to recognize the Company's proportionate share of the investees' net income or losses after the date of investment. When net losses from an investment accounted for under the equity method exceed its carrying amount, the investment balance is reduced to zero and additional losses are not provided for. The Company resumes accounting for the investment under the equity method if the entity subsequently reports net income and the Company's share of that net income exceeds the share of net losses not recognized during the period the equity method was suspended. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred.

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

NOTE 4 – INVESTMENT IN NON-CONSOLIDATED SUBSIDIARY

On December 21, 2015, we completed an agreement to acquire all of the outstanding shares of Brightlane Homes, Inc. which through its wholly owned subsidiary had previously acquired a 99.9% limited partner interest in Brightlane RECA LP which is the beneficiary of the Brightlane RECA Trust which owns a portfolio of assets here in referred to as the Brightlane RECA portfolio.  The Brightlane RECA portfolio consists of approximately 350 income-producing owner-financed and purchase money notes related to 350 single-family homes and real estate properties owned.  The Company is accounting for its investment under the equity method of accounting due to the Company not maintaining control of Brightlane RECA, LP, which full control remains with the general partner, but having significant influence through its 99.99% limited partner interest. The consideration for the acquisition was 12,000,000 shares of common stock. The cost of the acquisition was determined according to ASC 845 Nonmonetary Transactions, whereby the cost of a nonmonetary asset acquired in exchange for another nonmonetary assets is the fair value of the asset surrendered or received, whichever is more clearly evident. The Company has determined that due to the inactive trading market of its common stock surrendered, the fair value of the assets received were more clearly evident. The transaction was valued at the underlying value of the assets in the Brightlane RECA portfolio, net of the associated debt.

The Company determined the value to be the fair value of the unpaid principal balance of the individual purchase money notes and the fair value of the real estate owned, net of an underlying “defined” debt (which is defined in the original contribution agreement).  The fair value of the purchase money notes and real estate owned was $8,885,152 and the balance of the defined debt was $5,799,631 (resulting in a net value of $3,085,521) at the acquisition date of December 21, 2015. According to the limited partner agreement, the general partner will recognize all income and receive all net cash flow from the Brightlane portfolio. Upon the company investing additional capital into Brightlane RECA LP, which will be used to pay the defined debt, the general partner will transfer 90% of its general partner interest to the Company.

NOTE 5 – PROPERTY, PLANT, AND EQUIPMENT

Capitalized property and equipment, net of accumulated depreciation, consisted of the following as of December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Office Equipment	$ 2,906	$ 2,906
Less: Accumulated Depreciation	(2,723)	(2,239)
Property, Plant, and Equipment, Net	$ 183	$ 667

Property and equipment are depreciated using the straight-line method. Depreciation expense was $484 and $969 for the years ended December 31, 2015 and 2014, respectively.

NOTE 6 – NOTES PAYABLE

On September 30, 2015 the Company borrowed $60,723 from a third party.  The note bears interest at 8% and is payable on demand. Interest is paid quarterly. The note is convertible into common stock of the Company at $0.50 per share. Interest expense incurred during the year ended December 31, 2015 was $1,214.

NOTE 7 – RELATED PARTY TRANSACTIONS

On December 9, 2015, we entered into a subscription agreement to sell one unit consisting of a $250,000 promissory note, one share of Series A Preferred Voting Stock and one share of Series B Preferred Voting Stock to an accredited investor in exchange for $250,000 and the investor’s agreement to utilize its best efforts to cause a capital injection of up to $3,000,000.00 into the Company on or before January 1, 2017.  The promissory note carries an interest rate of 6% per annum with a maturity date of December

9, 2018.  The lender may convert into shares of our common stock after one year, at $0.50 per share.  In addition, the lender has the option of accruing interest or receiving interest only payment annually. Interest expense for this note for the year ended December 31, 2015 was $904.

Mr. Craig Russell sat on the board of directors and also served as the Company’s Chief Executive Officer, until his resignation on December 1, 2014.   His employment agreement with the Company stipulated monthly compensation of $6,500.

There was no compensation paid or accrued on this employment agreement for the year ended December 31, 2014.  On December 15, 2014, Mr. Russell waived in full, $81,780, representing accrued compensation and which was recorded as additional paid in capital.

NOTE 8– SHAREHOLDERS’ EQUITY

Common Stock

On December 21, 2015, the Company issued 12,000,000 shares of common stock for the acquisition of Brightlane Homes, Inc.

On March 24, 2014, 625,000 shares of restricted common stock were issued, eliminating the corresponding reduction in equity of $125,000 classified as stock payable.  Also on March 14, 2014 an additional 175,000 restricted common shares were issued in exchange for proceeds of $35,000.

Preferred Stock

Currently we have two types of Preferred Stock:  (1) Series A Preferred Voting Stock, and (2) Series B Preferred Voting Stock.  There is one (1) share of Series A Preferred Voting Stock, and one (1) share of Series B Preferred Voting Stock issued and outstanding as of the date of this report.  The series designations of rights and preferences are synopsized below.

Series A Preferred Voting Stock.  With respect to all meetings of the shareholders of the Company at which the holders of the Company’s Common Stock, par value $0.001 per share, are entitled to vote (each, a “Shareholders Meeting”) and with respect to any written consents sought by the Company from the holders of the Common Stock (each, a “Shareholder Consent”), the holder of the share of Series A Preferred Voting Stock shall vote together with all the holders of the Common Stock and any other voting preferred stock issued and outstanding, and holders of the issued Series A Preferred Voting Stock shall be entitled to cast on such matters a number of votes equal to 20,000,000 common shares.

Series B Preferred Voting Stock  With respect to all meetings of the shareholders of the Company at which the holders of the Company’s Common Stock, par value $0.001 per share, are entitled to vote (each, a “Shareholders Meeting”) and with respect to any written consents sought by the Company from the holders of the Common Stock (each, a “Shareholder Consent”), the holder of the share of Series B Preferred Voting Stock shall vote together with all the holders of the Common Stock and any other voting preferred stock issued and outstanding, and holders of the issued Series B Preferred Voting Stock shall be entitled to cast on such matters a number of votes equal to 20,000,000 common shares.

The original holder, Brightlane Acquisition Corp, of the Series A Preferred Voting Stock and Series B Preferred Voting Stock have commitments to the Company to include a loan to the Company on a convertible promissory note dated December 9, 2015 in the amount of $250,000 and to facilitate on a best efforts basis the injection of additional monies to be utilized by the Company in an amount of not less than $3 million prior to January 1, 2017, and the Series A Preferred Voting Stock share be automatically cancelled under the following provisions:

(i)

Upon conversion of the $250,000 convertible promissory note dated December 9, 2015.

(ii)

Upon repayment of the $250,000 convertible promissory note dated December 9, 2015.

(iii)

If the Company is not in receipt of a capital injection of $3 million provided by or facilitated by the holder, or its assignee, of the Series A Preferred Voting Stock or the Series B Preferred Voting Stock on or before January 1, 2017.

Warrants issued in connection with sale of common shares

On July 14, 2015, the Company’s Board of Directors, not subject to stockholder approval, approved the Amendment and Restatement of Outstanding Warrants.  The amendments extended the expiry date for a period of one year and added a provision for cashless exercise.

The following table shows the Company's warrants that have been amended and remain outstanding:

	Issue Date	Expiration Date	Number of Warrant	Remaining Life (in Years)
Amended and restated warrant certificate No. 1103	9/4/2012	9/3/2016	750,000	0.68
Amended and restated warrant certificate No. 1104	12/3/2012	12/2/2016	225,000	0.92
Amended and restated warrant certificate No. 1006	5/13/2013	5/12/2017	175,000	1.36
Amended and restated warrant certificate No. 1006	5/14/2013	5/13/2017	225,000	1.37
Amended and restated warrant certificate No. 1006	7/25/2013	7/24/2017	225,000	1.56
Amended and restated warrant certificate No. 1105	1/9/2014	1/8/2018	175,000	2.02
			1,775,000

As of December 31, 2015, the Company had issued 1,775,000 warrants that are exercisable at $1.25 per warrant for one share of common stock and remain outstanding, with an average remaining life of 1.32 years.  The Holder of any warrant may not exercise any portion of the Warrant if such exercise will cause it to own more than 4.99 percent of the Company’s issued and outstanding common stock.

Summary of warrant activities

The following table summarizes information concerning outstanding and exercisable warrants as of December 31, 2015:

	Warrants Outstanding			Warrants Exercisable
Range of exercise prices	Number outstanding	Average remaining life (in years)	Exercise price	Number outstanding	Average remaining life (in years)	Weighted average exercise price

$1.25	1,775,000	1.32	$1.25	1,775,000	1.32	$1.25

NOTE 9 – INCOME TAXES

The components of deferred tax assets consist of:

	December 31,
	2015	2014
Deferred tax asset, generated from net operating loss at statutory rates	$10,000	$431,000
Valuation allowance	(10,000)	(431,000)
	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	December 31, 2015	December 31, 2014
US Federal statutory rate	(35%)	(35%)
State income tax, net of federal benefit	(5%)	(5%)
Write-off of NOL's	19%	0
Change in valuation allowance	21%	40%
	0%	0

Due to the changes in ownership of the Company in connection with certain transactions, approximately $25,000 of net operating loss carryforwards (computed in accordance in with IRS section 382) are available to reduce future taxable income. These NOLs begin to expire in 2036.    In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets for every period because it is more likely than not that all of the deferred tax assets will not be realized. The decrease in the valuation allowance for the years December 31, 2015 was approximately $425,000.

The Company files U.S. federal and several state tax returns that are subject to audit by tax authorities beginning with the year ended December 31, 2012.The Company’s policy is to classify assessments, if any, for tax and related interest and penalties as tax expense.

NOTE 10 – EMPLOYMENT AGREEMENTS

On June 24, 2011 the Company appointed Mr. Craig Russell to its board of directors.  Until December 1, 2014, Mr. Russell also served as the Company’s Chief Executive Officer and had an employment agreement with the Company that required monthly compensation of $6,500. Total compensation paid on this employment agreement was $0 for the year ended December 31, 2014.  On December 15, 2014, Mr. Russell agreed to waive all accrued compensation, which was recorded as additional paid in capital for year ended December 31, 2014.

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation the below listed events/transactions occurred and require adjustment or disclosure.  Based on our evaluation, there are no events or transactions that have occurred that require adjustments to or disclosure in the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our financial statements were previously audited by the firm of RLB Certified Public Accountant PLLC (“RLB”).  On December 12, 2015, we learned that Robin Bigalke, the engagement partner with RLB was suspended from practicing before the SEC for a period of three years.  In light of the suspension, we terminated our relationship with RLB.  During our two most recent fiscal years and the subsequent interim periods preceding the termination we had no disagreements with RLB on any matter of accounting principles or practices, or financial statement disclosure.  On December 15, 2015, we engaged Paritz & Company, P.A. (“Paritz”) as the registered independent accountants to audit the Company’s financial statements.  Our Board of Directors has unanimously approved the engagement of Paritz.

During the Company’s two most recent fiscal year and through any subsequent interim periods preceding the engagement of Paritz, the Company has not consulted with Paritz regarding (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided to the Company by Paritz concluding there was an important factor to be considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K or a reportable event, as that term is described in Item 304(a)(1)(v) of Regulation S-K.

There were no disagreements with accountants on accounting and financial disclosure for the year ended December 31, 2015 and 2014.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2015, the Company’s internal control over financial reporting is ineffective based on those criteria.

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

Changes in Internal Control

There have been no changes in internal controls over the financial reporting that occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2015, that has materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Steve Helm is our Chief Executive Officer and Director.  In addition, on December 10, 2015 the Board of Directors approved the addition of James Odell Barnes, Jr. to the Board.  A brief synopsis of Mr. Helm’s and Mr. Barnes’ credentials follows:

Steve Helm, Age 54, Chairman, President, Chief Executive Officer, Chief Financial officer and Director

Mr. Helm is a seasoned real estate executive specializing in the areas of finance, development/acquisition and property management for over 25 years. Mr. Helm is also currently the CFO of New Regional Planning, a real estate strategy and consulting firm.  From 2004 to 2009 he served as Regional Director for Imperial Capital Bank/Bancorp (NYSE), launching the Texas/Rocky Mountain real estate lending platform as part of the firm’s national expansion.  In that capacity, he opened and managed four real estate loan production offices (Dallas, Austin, Denver & Kansas City) covering the Texas, New Mexico, Oklahoma, Arkansas, Colorado and Kansas markets and funded in excess of $500 million of structured debt and portfolio permanent credit facilities from $500,000 to $20 million for a broad range of real estate development activities.

Prior to Imperial, he was President of the family business, The Helm Companies, directing the ground up development, re-development, financing and management of small retail and Class A, B & C multifamily properties.  During his tenure with the family enterprise, Mr. Helm secured over $60 million of FHA (221 D-4 & 223F) and conventional bank debt as well as LIHTC, private and mezzanine equity financing and supervised the management of a multifamily portfolio of 6 properties comprising over 900 units.  Mr. Helm earned the National Apartment Association CAPS Designation and is a CPM Candidate.  Mr. Helm holds an MBA from the Cox School of Business, Southern Methodist University, and a BBA in Finance from the University of Texas at Austin.

James Odell Barnes, Jr., Age 64, Director

Mr. Barnes, the “Foreclosure King,” is one of the largest buyers of real estate owned foreclosed homes in the United States. He has been in the owner-financing business since 1979, and during his career he has bought and sold more than 50,000 properties. Mr. Barnes’ success, knowledge, and experience have brought him great publicity. He has been featured in the Wall Street Journal, NPR, and twice on ABC’s award winning series Nightline.

Mr. Barnes has amassed many connections, due to his success, in governmental institutions, the banking industry, and the investor community. His many connections allow him the ability to purchase more than 1,000 single-family homes a month. Mr. Barnes’ many years of experience brings with it the knowledge of which areas around the country will provide the most profit per acquisition.

Directors’ Term of Office

Directors will hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers are elected annually by our board of directors and serve at the discretion of the board of directors.

Director Independence

Although our securities do not trade on any national securities exchange, for purposes of independence we use the NASDAQ definition of independence. Our director, Steven Helm, is not independent because of his position as an executive officer of the Company. James Odell Barnes, Jr. is independent in accordance with the NASDAQ definition for independence.

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

Based solely on a review of the copies of such forms that were received by the Company, or written representations from certain reporting persons, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company’s fiscal year ended December 31, 2015.  The appropriate filing of Form 3s during fiscal year ended December 31, 2015 occurred by Brightlane Acquisition Corp., David Hill II, James Odell Barnes Jr. Irrevocable Trust and Lloyd G. Dominick upon their respective acquisition of beneficial ownership of in excess of 10% of our common stock, as well as a Form 3 by James Odell Barnes Jr. upon being appointed to the Board of Directors.  The appropriate subsequent Form 4 was filed by James Odell Barnes Jr., being the beneficial owner of the James Odell Barnes Jr. Irrevocable Trust upon it receiving beneficial ownership of our common stock.  Also, Brightlane Acquisition Corp. filed the appropriate subsequent Form 4 upon it receiving 1 share of our Series A Preferred Voting Stock and 1 share of our Series B Preferred Voting Stock.

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

Involvement in Certain Legal Proceedings

During the past ten (10) years, none of our directors, persons nominated to become directors, executive officers, promoters or control persons was involved in any of the legal proceedings listed in Item 401 (f) of Regulation S-K.

Arrangements

There are no arrangements or understandings between an executive officer, director or nominee and any other person pursuant to which he was or is to be selected as an executive officer or director.

ITEM 11.  EXECUTIVE COMPENSATION

There was no compensation paid in cash or in stock to our Chief Executive/Financial Officer for services rendered for each of the years ending December 31, 2015 and 2014.

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

Employment Agreements

None.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2015 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent of the outstanding shares of our common stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group.  As of December 31, 2015, there were 18,923,005 shares of common stock outstanding.

Beneficial Owner of Securities	Number of Common Shares Owned	Percentage of Common Stock Outstanding
Brightlane Acquisition Corp.	6,060,000	32.0%
David Hill II	4,800,640	25.4%
Lloyd G. Dominick	2,965,729	15.7%
James Odell Barnes, Jr. Irrevocable Trust	2,133,618	11.3%
Jeanne M. Reaves Revocable Trust	1,050,017	5.5%
David W. Campbell	1,049,996	5.5%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees including expenses billed to us for the years ended December 31, 2015 and 2014 for professional services performed:

	2015	2014
RLB Certified Public Accountant PLLC	-	$8,938
Paritz & Company	$22,500	-

Tax Fees	-	-
All Other Fees	-	$780
Total	$22,500	$8,938

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) The following financial statements are included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2015:

1.

Reports of Independent Registered Public Accounting Firms

2.

Balance Sheets as of December 31, 2015 and 2014

3.

Statements of Operations for the years ended December 31, 2015 and

4.

Statement of Changes in Stockholders’ Equity (Deficit) as of December 31, 2015

5.

Statements of Cash Flows for the years ended December 31, 2015 and 2014

6.

Notes to the Financial Statements

(a)(2) All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.

(a)(3) The following exhibits are either filed as part of this report or are incorporated herein by reference:

2.1

      Certificate of Incorporation of Cold Gin Corporation, as amended (incorporated herein by reference from the Company’s Exhibit to its Information Statement on Schedule 14C filed on December 3, 2010)

2.2

     Articles of Incorporation of Bonanza Gold Corp., as amended (incorporated herein by reference from the Company’s Exhibit to its Information Statement on Schedule 14C filed on December 3, 2010)

2.3

     Articles of Merger (incorporated herein by reference from the Company’s Exhibit to its Information Statement on Schedule 14C filed on December 3, 2010)

2.4

Certificate of Merger (incorporated herein by reference from the Company’s Exhibit to its Information Statement on Schedule 14C filed on December 3, 2010)

2.5

     By-Laws of Bonanza Gold Corp. (incorporated herein by reference from the Company’s Exhibit to its Information Statement on Schedule 14C filed on December 3, 2010)

3.6 Certificate of Amendment to the Articles of Incorporation of Bonanza Gold Corp. (incorporated herein by reference from the Company’s Exhibit to its Information Statement on Schedule 14C filed on February 9, 2011)

31.1 Certification pursuant to Rule 13a-14(a)/15d-14(a) (1)

31.1

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

 BRIGHTLANE CORP.

Date:  April 14, 2016

By:

/s/ Steve Helm

Steve Helm

President and Chief Executive Officer

(Principal Executive Officer, Principal Accounting Officer

and Principal Financial Officer)

/s/Steve Helm

Director

/s/James Odell Barnes, Jr.

Director