Form 10-Q
period 2016-03-31
BRIGHTLANE CORP.
filed 2016-05-03
CIK 1425289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

or

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

(888) 468-2856

(Registrant’s telephone number, including area code)

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

Yes [  ]   No [X]

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

Yes [   ]   No [ X ]

As of May 3, 2016, the registrant had 18,923,005 shares of common stock outstanding.

PART I

Item 1.  Financial Statements.

BRIGHTLANE CORP.
CONDENSED BALANCE SHEETS (UNAUDITED)

	March 31, 2016	December 31, 2015
ASSETS

Current Assets
Cash and cash equivalents	$162,049	$215,881
Total Current Assets	162,049	215,881

Investment in non-consolidated subsidiary	3,085,521	3,085,521
Deposit for Acquisition	62,900	-
Equipment, net	883	183

TOTAL ASSETS	$3,311,353	$3,301,585

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES

Current Liabilities
Accounts payable	$10,951	$9,518
Accrued expenses	15,000	15,000
Accrued interest	5,831	2,118
Demand note payable	50,000	60,723
Total Current Liabilities	81,782	87,359

Convertible note payable - related party	360,000	250,000

TOTAL LIABILITIES	441,782	337,359

STOCKHOLDERS' EQUITY (DEFICIT)
Series A Preferred Voting Stock, $0.001 par value, 1 share
authorized, 1 share issued and outstanding	-	-
Series B Preferred Voting Stock, $0.001 par value, 1 share
authorized, 1 share issued and outstanding	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized,
18,923,005 shares issued and outstanding at
March 31, 2016 and December 31, 2015	18,923	18,923
Additional paid in capital	4,224,091	4,224,091
Accumulated deficit	(1,373,443)	(1,278,788)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	2,869,571	2,964,226

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,311,353	$3,301,585

The accompanying notes to the unaudited condensed financial statements are an integral part of these statements.

BRIGHTLANE CORP.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended March 31,
	2016	2015

REVENUE	$-	$-

OPERATING EXPENSES
Selling, general and administrative	89,728	4,656

NET OPERATING LOSS	(89,728)	(4,656)

OTHER EXPENSE
Interest expense - related party	3,866	-
Interest expense – other	1,061	-

NET LOSS BEFORE INCOME TAXES	(94,655)	(4,656)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(94,655)	$(4,656)

TOTAL COMPREHENSIVE LOSS	$(94,655)	$(4,656)

Net Loss Per Share: Basic and Diluted	$(0.01)	$(0.00)

Weighted Average Number of Shares Outstanding: Basic and Diluted	12,179,395	6,923,005

The accompanying notes to the unaudited condensed financial statements are an integral part of these statements.

BRIGHTLANE CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
OPERATING ACTIVITIES
Net loss	$(94,655)	$(4,656)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation expense	-	242
Changes in Assets and Liabilities
Accounts payable	1,433	214
Accrued expenses	-	4,200
Accrued interest	3,713	-
Deposit for acquisition	(62,900)	-
NET CASH USED IN OPERATING ACTIVITIES	(152,409)	-
		-
INVESTING ACTIVITIES
Purchase of equipment	(700)	-
NET CASH USED IN INVESTING ACTIVITIES	(700)	-

FINANCING ACTIVITES
Proceeds received from related party	110,000	-
Repayment of demand note payable	(10,723)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	99,277	-

NET CHANGE IN CASH	(53,832)	-

Cash and Cash Equivalents – Beginning of Period	215,881	-

Cash and Cash Equivalents – End of Period	$162,049	$-

Supplemental disclosures:
Cash paid for interest	$1,214	$-
Cash paid for income taxes	$-	$-

The accompanying notes to the unaudited condensed financial statements are an integral part of these statements.

BRIGHTLANE CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

NOTE 1 – ORGANIZATION AND BUSINESS

Brightlane Corp. (“we”, “our”, “us”, the “Company” or the “Registrant”) was initially incorporated under the laws of the State of Delaware in December 2006 under the name “Cold Gin Corporation.” On December 27, 2010, in connection with an Agreement and Plan of Reorganization we changed our domicile from Delaware to Nevada, our name to Bonanza Gold Corp.  In the third quarter of 2015, Brightlane Acquisition Corp. acquired a controlling interest in the Company from existing shareholders.  This change of control began the transitioning to a lease-to-own real estate company.  In connection with this transition, effective September 22, 2015 we changed our name to Brightlane Corp.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not generated any revenues since inception and has an accumulated deficit of $1,373,443 as of March 31, 2016. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as November 30, 2015 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Form 10-K for the year ended December 31, 2015 filed with the SEC on April 14, 2016.

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

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized at March 31, 2016 and December 31, 2015.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

NOTE 5 – NOTES PAYABLE

On September 30, 2015 the Company borrowed $60,723 from a third party.  The note bears interest at 8% and is payable on demand. Interest is paid quarterly. The note is convertible into common stock of the Company at $0.50 per share.  On January 28, 2016, the Company made a principal payment of $10,723, bringing the outstanding principal to $50,000 on this note.  Interest expense incurred during the three months ended March 31, 2016 was $1,061.

NOTE 6 – RELATED PARTY TRANSACTIONS

On December 9, 2015, we entered into a subscription agreement to sell one unit consisting of a $250,000 promissory note, one share of Series A Preferred Voting Stock and one share of Series B Preferred Voting Stock to an accredited investor in exchange for $250,000 and the investor’s agreement to utilize its best efforts to cause a capital injection of up to $3,000,000.00 into the Company on or before January 1, 2017.  The promissory note carries an interest rate of 6% per annum with a maturity date of December 9, 2018.  The lender may convert into shares of our common stock after one year, at $0.50 per share.  In addition, the lender has the option of accruing interest or receiving interest only payment annually. Interest expense for this note for the three months ended March 31, 2016 and the year ended December 31, 2015 was $3,740 and $904 respectively.

On March 24, 2016, we received and additional $110,000 in capital from the aforementioned related party as an advance on the commitments this related party has to us.  We are carrying this additional capital injection at the same terms in which prior capital was receive from this related party (an interest rate of 6% per annum with a three-year maturity date).  The lender has the option of accruing interest or receiving interest only payments annually.  Interest expense for this note for the three months ended March 31, 2016 was $126.

NOTE 7– SHAREHOLDERS’ EQUITY

Common Stock

The Company has 250,000,000 authorized common shares with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

The Company issued 12,000,000 shares of common stock for the acquisition of Brightlane Homes, Inc. on December 21, 2015.

There were 18,923,005 common shares issued and outstanding at March 31, 2016 and at December 31, 2015.

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

The following table shows the Company's warrants that have been amended and remain outstanding:

	Issue Date	Expiration Date	Number of Warrants	Remaining Life (in Years)
Amended and restated warrant certificate No. 1103	9/4/2012	9/3/2016	750,000	0.43
Amended and restated warrant certificate No. 1104	12/3/2012	12/2/2016	225,000	0.67
Amended and restated warrant certificate No. 1006	5/13/2013	5/12/2017	175,000	1.12
Amended and restated warrant certificate No. 1006	5/14/2013	5/13/2017	225,000	1.12
Amended and restated warrant certificate No. 1006	7/25/2013	7/24/2017	225,000	1.32
Amended and restated warrant certificate No. 1105	1/9/2014	1/8/2018	175,000	1.78
			1,775,000

As of March 31, 2016, the Company had issued 1,775,000 warrants that are exercisable at $1.25 per warrant for one share of common stock and remain outstanding, with a weighted average remaining life of 1.07 years.  The Holder of any warrant may not exercise any portion of the Warrant if such exercise will cause it to own more than 4.99 percent of the Company’s issued and outstanding common stock.

Summary of warrant activities

The following table summarizes information concerning outstanding and exercisable warrants as of March 31, 2016:

	Warrants Outstanding			Warrants Exercisable
Range of exercise prices	Number outstanding	Average remaining life (in years)	Exercise price	Number outstanding	Average remaining life (in years)	Weighted average exercise price

$1.25	1,775,000	1.07	$1.25	1,775,000	1.07	$1.25

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation the below listed events/transactions occurred and require adjustment or disclosure.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our financial condition and results of operations for the period January 1, 2016 through March 31, 2016 should be read in conjunction with the financial statements, including footnotes, and other information presented elsewhere in this Report on Form 10-Q and the risk factors and the financial statements for the year ended December 31, 2015 and the other information set forth in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on April 14, 2016.  In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2016.

Working Capital

	March 31, 2016	December 31, 2015
Current Assets	$162,049	$215,881
Current Liabilities	$82,996	$87,359
Working Capital	$79,053	$128,522

Cash Flows

	Three Months Ended March 31,
	2016	2015
Cash Flows used in Operating Activities	$(151,194)	$-
Cash Flows used in Investing Activities	$(700)	$-
Cash Flows from Financing Activities	$99,277	$-
Net change in Cash During Period	$(53,832)	$-

Results of Operations for the three months ended March 31, 2016 and 2015

For the three months ended March 31, 2016 and 2015, total revenues were $0 and net losses were $94,655 and $4,656, respectively. The net losses were attributable to operating expenses of $89,728 and interest expenses of $4,927 for the three months ended March 31, 2015 as compared to $4,656 in operating expenses for the same period in 2015.  The net losses were attributable to operating and interest expenses and that primarily constituted expenses related to the reformulation of the Company’s business model into a lease-to-own real estate model.  The operating expenses for the period ended March 31, 2016 were primarily general and administrative in nature and included legal fees, management and consulting fees, and audit and accounting fees.

Liquidity and Capital Resources

Liquidity

At March 31, 2016, we had cash and cash equivalents of $162,049 and had a working capital of $79,053.

For the three months ended March 31, 2016, we recorded a net loss of $94,655.  We had a positive change of $1,433 due to accounts payable, a positive change of $3,713 due to accrued interest, and a negative change of $62,900 due to a deposit for acquisition.  As a result, we had net cash used in operating activities of $152,409 for the three months ended March 31, 2016.

For the three months ended March 31, 2015, we recorded a net loss of $4,656.  We had an adjustment of $242 due to depreciation expenses.  We had a positive change of $214 due to accounts payable and a positive change of $4,200 due to accrued expenses.  As a result, we had net cash used in operating activities of $0 for the three months ended March 31, 2015.

For the three months ended March 31, 2016, we spent $700 on the purchase of equipment, resulting in net cash used in investing activities of $700 for the period.  We did not pursue any investing activities during the three months ended March 31, 2015.

For the three months ended March 31, 2016, we received $110,000 as proceeds from a related party and repaid a demand note payable of $10,723.  As a result, we had net cash provided by financing activities of $99,277 for the three months ended March 31, 2016.  We did not pursue any financing activities during the three months ended March 31, 2015.

Our working capital at March 31, 2016 and December 31, 2015 was $79,053 and $128,522 respectively. The increase in our working capital is attributed to increased activity in portfolio acquisition of $62,900.

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

We have no known demands or commitments and are not aware of any events or uncertainties as of March 31, 2016, other than the work commitment previously mentioned, that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources

We had no material commitments for capital expenditures as of March 31, 2016.

Off Balance Sheet Arrangements

There are no off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable because the Company is a smaller reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer who is also our Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer who is also our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer who is also our Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2016, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interests.

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

101.PRE

XBR Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

BRIGHTLANE CORP.

Date:  May 3, 2016

By:

/s/ Steve Helm

Steve Helm

President and Chief Executive Officer

(Principal Executive Officer, Principal Accounting Officer

and Principal Financial Officer)