Form 10-Q
period 2016-09-30
BRIGHTLANE CORP.
filed 2016-11-14
CIK 1425289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

or

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

Yes [   ]   No [ X ]

As of November 14, 2016, the registrant had 18,923,005 shares of common stock outstanding.

PART I

Item 1.  Financial Statements.

BRIGHTLANE CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2016	December 31, 2015
ASSETS

Current Assets
Cash and cash equivalents	$298,166	$215,881
Total Current Assets	298,166	215,881

Investment in non-consolidated subsidiary	3,085,521	3,085,521
Real estate acquired	117,900	-
Equipment, net	883	183

TOTAL ASSETS	$3,502,470	$3,301,585

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current Liabilities
Accounts payable	$14,690	$9,518
Accrued expenses	15,000	15,000
Accrued interest	21,405	2,118
Demand note payable	50,000	60,723
Total Current Liabilities	101,095	87,359

Convertible note payable - related party	694,200	250,000

TOTAL LIABILITIES	795,295	337,359

STOCKHOLDERS' EQUITY
Series A Preferred Voting Stock, $0.001 par value, 1 share
authorized, 1 share issued and outstanding	-	-
Series B Preferred Voting Stock, $0.001 par value, 1 share
authorized, 1 share issued and outstanding	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized,
18,923,005 shares issued and outstanding at
September 30, 2016 and December 31, 2015	18,923	18,923
Additional paid in capital	4,224,091	4,224,091
Accumulated deficit	(1,535,839)	(1,278,788)
TOTAL STOCKHOLDERS' EQUITY	2,707,175	2,964,226

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,502,470	$3,301,585

The accompanying notes to the unaudited condensed financial statements are an integral part of these statements.

BRIGHTLANE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
REVENUE	$72,484	$-	$72,484	$-

OPERATING EXPENSES
Selling, general and administrative	122,367	18,198	306,973	26,319

NET OPERATING LOSS	(49,883)	(18,198)	(234,489)	(26,319)

OTHER EXPENSES
Interest expense – related party	10,225	-	19,501	-
Interest expense – other	1,000		3,061
Extinguishing of accounts payable	-	(26,752)	-	(27,652)

NET INCOME (LOSS) BEFORE INCOME TAXES	(61,108)	8,554	(257,051)	1,333

PROVISION FOR INCOME TAXES	-	-	0	-

NET INCOME (LOSS)	$(61,108)	$8,554	$(257,051)	$1,333

Net Loss Per Share: Basic and Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Number of Shares Outstanding: Basic and Diluted	18,923,005	6,923,005	18,923,005	6,923,005

The accompanying notes to the unaudited condensed financial statements are an integral part of these statements.

BRIGHTLANE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2016	2015
OPERATING ACTIVITIES
Net income (loss)	$(257,051)	$1,333
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation expense	-	484
Loss on asset abandonment	-	183
Changes in Assets and Liabilities
Accounts payable	5,172	(42,723)
Accrued expenses	-	(20,000)
Accrued interest	19,287	-
Real estate acquired	(117,900)	-
NET CASH USED IN OPERATING ACTIVITIES	(350,492)	(60,723)
		-
INVESTING ACTIVITIES
Purchase of equipment	(700)	-
NET CASH USED IN INVESTING ACTIVITIES	(700)	-

FINANCING ACTIVITES
Proceeds received from related party note	444,200	60,723
Repayment of demand note payable	(10,723)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	433,477	60,723

NET CHANGE IN CASH	82,285	-

Cash and Cash Equivalents – Beginning of Period	215,881	-

Cash and Cash Equivalents – End of Period	$298,166	$-

Supplemental disclosures:
Cash paid for interest	$3,275	$-
Cash paid for income taxes	$-	$-

The accompanying notes to the unaudited condensed financial statements are an integral part of these statements.

BRIGHTLANE CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

In May 2016, we incorporated a wholly-owned subsidiary BrightLife Management.  This operation is handling the management of newly acquired homes and begin the process of vertically integrating property management services.  In the long-term this will allow us to:  (1) manage our own assets; and (2) transition assets currently managed by third parties into our integrated operations.  Both of these scenarios will have a positive impact on profitability.  We have begun investing in the appropriate software assets and personnel to effectively operate this new addition and enhancement to our operations, and have begun generating income this quarter.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company only generated minimal revenues since inception and has an accumulated deficit of $1,535,839 as of September 30, 2016. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2016 and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Form 10-K for the year ended December 31, 2015 filed with the SEC on April 14, 2016.

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

Convertible Instruments

The Company evaluates and account for conversion options embedded in convertible instruments in accordance with ASC 815 “Derivatives and Hedging Activities”.

Applicable GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

The Company accounts for convertible instruments (when it has been determined that the embedded conversion options should not be bifurcated from their host instruments) as follows: The Company records when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized at September 30, 2016 and December 31, 2015.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

Revenue Recognition

The Company’s revenue is currently from property management services. The Company follows the guidance of the Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. We record revenue when persuasive evidence of an arrangement exists, the services have been performed, the selling price to the customer is fixed or determinable and collectability of the revenue is reasonably assured.

NOTE 4 – INVESTMENT IN NON-CONSOLIDATED SUBSIDIARY

On December 21, 2015, we completed an agreement to acquire all of the outstanding shares of Brightlane Homes, Inc. which through its wholly owned subsidiary had previously acquired a 99.9% limited partner interest in Brightlane RECA LP which is the beneficiary of the Brightlane RECA Trust which owns a portfolio of assets here in referred to as the Brightlane RECA portfolio.  The Brightlane RECA portfolio consists of approximately 350 income-producing owner-financed and purchase money notes related to 350 single-family homes and real estate properties owned.  The Company is accounting for its investment under the equity method of accounting due to the Company not maintaining control of Brightlane RECA, LP, which full control remains with the general partner, but having significant influence through its 99.99% limited partner interest. The consideration for the acquisition was 12,000,000 shares of common stock. The cost of the acquisition was determined according to ASC 845 Nonmonetary Transactions, whereby the cost of a nonmonetary asset acquired in exchange for another nonmonetary asset is the fair value of the asset surrendered or received, whichever is more clearly evident. The Company has determined that due to the inactive trading market of its common stock surrendered, the fair value of the asset received were more clearly evident.  The transaction was valued at the underlying value of the assets in the Brightlane RECA portfolio, net of the associated debt.

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

NOTE 5 – NOTES PAYABLE

On September 30, 2015 the Company borrowed $60,723 from a third party.  The note bears interest at 8% and is payable on demand. Interest is paid quarterly. The note is convertible into common stock of the Company at $0.50 per share.  On January 28, 2016, the Company made a principal payment of $10,723, bringing the outstanding principal to $50,000 on this note.  Interest expense incurred during the six months ended September 30, 2016 was $3,061.

NOTE 6 – RELATED PARTY TRANSACTIONS

On December 9, 2015, we entered into a subscription agreement to sell one unit consisting of a $250,000 promissory note, one share of Series A Preferred Voting Stock and one share of Series B Preferred Voting Stock to an accredited investor in exchange for $250,000 and the investor’s agreement to utilize its best efforts to cause a capital injection of up to $3,000,000.00 into the Company on or before January 1, 2017.  The promissory note carries an interest rate of 6% per annum with a maturity date of December 9, 2018.  The lender may convert into shares of our common stock after one year, at $0.50 per share.  In addition, the lender has the option of accruing interest or receiving interest only payment annually. Interest expense for this note for the nine and three months ended September 30, 2016 was $11,250 and $3,750 respectively.

On March 24, 2016, we received an additional $110,000 in capital from the aforementioned related party as an advance on the commitments this related party has to us.  We are carrying this additional note at the same terms in which prior note was receive from this related party (an interest rate of 6% per annum with a three-year maturity date).  The lender has the option of accruing interest or receiving interest only payments annually.  Interest expense for this note for the nine and three months ended September 30, 2016 was $3,426 and $1,650 respectively.

On July 27, 2016, we received an additional $499,200 in capital from the aforementioned related party as an advance on the commitments this related party has to us.  We are carrying this additional note at the same terms in which prior note was receive from this related party (an interest rate of 6% per annum with a three-year maturity date).  The lender has the option of accruing interest or receiving interest only payments annually.  During the three month ended September 30, 2016, we repaid a total of $165,000 to the related party.  Interest expense for this note for the nine and three months ended September 30, 2016 was $4,825 and $0 respectively.

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

There were 18,923,005 common shares issued and outstanding at September 30, 2016 and at December 31, 2015.

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

The following table shows the Company's warrants that have been amended and remain outstanding:

	Issue Date	Expiration Date	Number of Warrants	Remaining Life (in Years)
Amended and restated warrant certificate No. 1104	12/3/2012	12/2/2016	225,000	0.17
Amended and restated warrant certificate No. 1006	5/13/2013	5/12/2017	175,000	0.61
Amended and restated warrant certificate No. 1006	5/14/2013	5/13/2017	225,000	0.62
Amended and restated warrant certificate No. 1006	7/25/2013	7/24/2017	225,000	0.81
Amended and restated warrant certificate No. 1105	1/9/2014	1/8/2018	175,000	1.27
			1,025,000

As of September 30, 2016, the Company had issued 1,025,000 warrants that are exercisable at $1.25 per warrant for one share of common stock and remain outstanding, with a weighted average remaining life of 0.57 years.  The Holder of any warrant may not exercise any portion of the Warrant if such exercise will cause it to own more than 4.99 percent of the Company’s issued and outstanding common stock.

Summary of warrant activities

The following table summarizes information concerning outstanding and exercisable warrants as of September 30, 2016:

	Warrants Outstanding			Warrants Exercisable
Range of exercise prices	Number outstanding	Average remaining life (in years)	Exercise price	Number outstanding	Average remaining life (in years)	Weighted average exercise price

$1.25	1,025,000	0.57	$1.25	1,025,000	0.57	$1.25

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our financial condition and results of operations for the period January 1, 2016 through September 30, 2016 should be read in conjunction with the financial statements, including footnotes, and other information presented elsewhere in this Report on Form 10-Q and the risk factors and the financial statements for the year ended December 31, 2015 and the other information set forth in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on April 14, 2016.  In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2016.

Working Capital

	September 30, 2016	December 31, 2015
Current Assets	$298,166	$215,881
Current Liabilities	$101,095	$87,359
Working Capital	$197,071	$128,522

Cash Flows

	Nine Months Ended September 30,
	2016	2015
Cash Flows used in Operating Activities	$(350,492)	$(60,723)
Cash Flows used in Investing Activities	$(700)	$-
Cash Flows from Financing Activities	$433,477	$60,723
Net change in Cash During Period	$82,285	$0

Results of Operations for the three months ended September 30, 2016 and 2015

For the three months ended September 30, 2016 and 2015, total revenues were $72,484 and $0 respectively, with a net loss of $61,108 and a net income of $8,554 respectively.  The revenues for the period ended September 30, 2016 were as a result of the sale of a residential asset as well as the initial revenues from management fees generated by the newly formed Brightlife Management subsidiary.  The net losses were attributable to operating expenses of $122,367 and interest expenses of $11,225 for the three months ended September 30, 2016 as compared to a net income of $8,554 which was a result of other income from the extinguishing of certain accounts payable during the same period in 2015.  The net losses were attributable to operating and interest expenses and that primarily constituted expenses related to the reformulation of the Company’s business model into a lease-to-own real estate model.  The operating expenses for the period ended September 30, 2016 were primarily general and administrative in nature and included legal fees, management and consulting fees, and audit and accounting fees as well as funds utilized to acquire new homes.

Results of Operations for the nine months ended September 30, 2016 and 2015

For the nine months ended September 30, 2016 and 2015, total revenues were $72,484 and $0 respectively, with a net loss of $257,051 and a net income of $1,333 respectively.  The revenues for the period ended September 30, 2016 were as a result of the sale of a residential asset as well as the initial revenues from management fees generated by the newly formed Brightlife Management subsidiary.  The net losses were attributable to operating expenses of $306,973 and interest expenses of $22,562 for the nine months ended September 30, 2016 as compared to operating expenses of $26,319 offset by other income of $27,652 from the extinguishing of certain accounts payable during the same period in 2015.  The net losses were attributable to operating and interest expenses and that primarily constituted expenses related to the reformulation of the Company’s business model into a lease-to-own real estate model.  The operating expenses for the period ended September 30, 2016 were primarily general and administrative in nature and included legal fees, management and consulting fees, and audit and accounting fees as well as funds utilized to acquire new homes.

Liquidity and Capital Resources

Liquidity

At September 30, 2016, we had cash and cash equivalents of $298,166 and had working capital of $197,071.

For the nine months ended September 30, 2016, we recorded a net loss of $257,051.  We had a positive change of $5,172 due to accounts payable, a positive change of $19,287 due to accrued interest, and a negative change of $117,900 due to the acquisition of real estate consisting of five homes.  As a result, we had net cash used in operating activities of $350,492 for the nine months ended September 30, 2016.

For the nine months ended September 30, 2015, we recorded a net income of $1,333.  We had an adjustment of $484 due to depreciation expenses, and abandoned assets of $183.  We had a negative change of $42,723 due to accounts payable and a negative change of $20,000 due to accrued expenses.  As a result, we had net cash used in operating activities of $60,723 for the nine months ended September 30, 2015 which was funded by a note payable of $60,723 to an unrelated party.

For the nine months ended September 30, 2016, we spent $700 on the purchase of equipment, resulting in net cash used in investing activities of $700 for the period.  We did not pursue any investing activities during the nine months ended September 30, 2015.

For the nine months ended September 30, 2016, we received $609,200 as proceeds from a related party of which we repaid $165,000, and we also repaid a portion of a demand note payable of in the amount of $10,723.  As a result, we had net cash provided by financing activities of $433,477 for the nine months ended September 30, 2016.

We had working capital at September 30, 2016 of $197,071 and working capital at December 31, 2015 of and $128,522 respectively. The increase in our working capital is attributed to the increase in raising capital offset by an increased activity in real estate acquisition of $117,900.

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

We have no known demands or commitments and are not aware of any events or uncertainties as of September 30, 2016, other than the work commitment previously mentioned, that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources

We had no material commitments for capital expenditures as of September 30, 2016.

Off Balance Sheet Arrangements

There are no off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable because the Company is a smaller reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer who is also our Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer who is also our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer who is also our Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2016, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

Date:  November 14, 2016

By:

/s/ Steve Helm

Steve Helm

President and Chief Executive Officer

(Principal Executive Officer, Principal Accounting Officer

and Principal Financial Officer)