Form 10-K
period 2016-12-31
BRIGHTLANE CORP.
filed 2017-04-17
CIK 1425289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2016.

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

As of April 17, 2017, the issuer had 18,923,005 shares of common stock outstanding.

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

In connection with the change of control, our business transitioned to a lease-to-own real estate model.  This business model is oriented around the acquisition of single family homes and portfolios of single family homes and then lease-to-own the properties whereby the lessees will eventually own the home.  Once the tenants fulfill their obligations under the contract, we will deliver the deed to the lessees.  We actively pursue the acquisition of these types of homes through the purchase of bank REOs, portfolios and other methods of acquisition.

In conjunction with this transition, effective September 22, 2015, we changed our name to Brightlane Corp.

On December 21, 2015, we completed the agreement to acquire all of the outstanding shares of Brightlane Homes, Inc. which through its wholly owned subsidiary acquired a 99.9% interest in Brightlane RECA LP which is the beneficiary of the Brightlane RECA Trust which owns a portfolio of assets here in referred to as the Brightlane RECA portfolio.  Consideration for this acquisition consisted of the issuance of 12,000,000 shares of our Common Stock in exchange for all of the issued and outstanding shares of Brightlane Homes, Inc.

The Brightlane RECA portfolio now consists of approximately 276 single-family homes related to 261 income-producing owner-financed and purchase money notes and 15 real estate properties owned.  The underlying homes are geographically dispersed across the Great Lakes, Upper Midwest, Ohio Valley, Midwest and Southeast regions of the U.S. and are held in a statutory trust known as Brightlane RECA Trust. The largest concentrations are in the Southeast, particularly in South Carolina and North Carolina.  In addition to these income-producing owner-financed and purchase money notes, there are additional REO (real estate owned) properties in the portfolio.  The portfolio was originally acquired by Brightlane Homes, Inc. for the net of an initial Defined Debt of $6,055,788 at January 1, 2015, which has been reduced to $3,492,205 at December 31, 2016.  Upon extinguishment of the Defined Debt, the Company, through its subsidiaries, will receive a 90% general partnership interest in Brightlane RECA LP.

Brightlane # 1 LLC, a wholly owned single member limited liability company is a subsidiary of Brightlane Homes, Inc., and owns a 99.99% limited partner interest in the Brightlane RECA LP.  The General Partner, National Asset Advisors LLC (NAA), owns 0.01% of the Brightlane RECA Trust.

In May 2016, we incorporated a wholly-owned subsidiary BrightLife Management.  This operation is handling the management of newly acquired homes and begin the process of vertically integrating property management services.  In the long-term this will allow us to:  (1) manage our own assets; and (2) transition assets currently managed by third parties into our integrated operations.  Both of these scenarios will have a positive impact on profitability.  We have begun investing in the appropriate software assets and personnel to effectively operate this new addition and enhancement to our operations, and have begun generating income during this fiscal year.

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

Market Analysis

Residential housing is the largest real estate asset class in the United States with a total value of $20+ trillion USD, according to the Federal Reserve Flow of Funds release.  According to the U.S. Census Bureau, since 1965, approximately one-third of this asset class has been rentals and single-family homes comprising roughly one-third of all residential rental housing.  Estimated market value for low priced homes (homes each with a value of less than $100,000) is approximately $90 billion (according to Corelogic and Realty Trac estimates).  As of March 2016, there are approximately 9.5 million homeowners who were considerably under-equitied with over 2.7 million homes that are at least 30 days past due or in foreclosure according to Mortgage Monitor (April 2016).  In total, there are over $1 billion in single-family investment properties that are owned by a fragmented investor base.

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

•

Access to Inventory - James Odell Barnes, Jr. has purchased foreclosed homes for over 35 years, and NAA has serviced low cost single-family homes industry for more than 15 years.  Through the experience and connections of James Odell Barnes, Jr. and NAA, one of our strengths is access to inventory.

•

The Ability to Purchase Superior Value - The knowledge and experience of James Odell Barnes, Jr. and Steve Helm (our President) allows us to purchase properties in the strongest markets, at the best prices.

•

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

•

Strong Direction and Management – Steve Helm has approximately 25 years experience in real estate industry, and James Odell Barnes, Jr. is one of the most experienced buyers of foreclosed homes in the United States.

•

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

Steve Helm, Chairman, President, Chief Executive Officer and Director

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

Employees

As of April 17, 2017, in addition to Steve Helm and the guidance of James Odell Barnes, Jr. we had three full-time employees.

ITEM 1A.  RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company co-locates its corporate headquarters with one of Mr. Helm’s business endeavors at 3270 Sul Ross, Houston, Texas 77098.  We benefit from this co-location by having no rent at this facility throughout 2016.

In January of 2016, we established an office consisting of 1,250 square feet for operations in Atlanta, Georgia at 4140 Roswell Road NE.  The lease term was 12 months, expiring on January 15, 2016 and automatically renew annually for an additional 12 months.  Our monthly rent is $1,800.  We plan on increasing the size of this office as required, and are considering eventually making Atlanta, Georgia the location of our executive offices.

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

YEAR ENDED DECEMBER 31, 2016
Fourth Quarter	$1.10	$0.50
Third Quarter	$1.00	$1.50
Second Quarter	$0.62	$0.62
First Quarter	$0.62	$0.62
YEAR ENDED DECEMBER 31, 2015
Fourth Quarter	$0.62	$0.62
Third Quarter	$0.62	$0.62
Second Quarter	$0.62	$0.62
First Quarter	$0.62	$0.62

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

Series A Preferred Voting Stock.  With respect to all meetings of the shareholders of the Company at which the holders of the Company’s Common Stock, par value $0.001 per share, are entitled to vote and with respect to any written consents sought by the Company from the holders of the Common Stock, the holder of the share of Series A Preferred Voting Stock shall vote together with all the holders of the Common Stock and any other voting preferred stock issued and outstanding, and holders of the issued Series A Preferred Voting Stock shall be entitled to cast on such matters a number of votes equal to 20,000,000 common shares.

Series B Preferred Voting Stock  With respect to all meetings of the shareholders of the Company at which the holders of the Company’s Common Stock, par value $0.001 per share, are entitled to vote and with respect to any written consents sought by the Company from the holders of the Common Stock, the holder of the share of Series B Preferred Voting Stock shall vote together with all the holders of the Common Stock and any other voting preferred stock issued and outstanding, and holders of the issued Series B Preferred Voting Stock shall be entitled to cast on such matters a number of votes equal to 20,000,000 common shares.

The original holder, Brightlane Acquisition Corp, of the Series A Preferred Voting Stock and Series B Preferred Voting Stock have commitments to the Company to include a loan to the Company on a convertible promissory note dated December 9, 2015 in the amount of $250,000 and to facilitate on a best efforts basis the injection of additional monies to be utilized by the Company in an amount of not less than $3 million prior to January 1, 2017 (extended to January 1, 2018), and the Series A Preferred Voting Stock share be automatically cancelled under the following provisions:

i)

Upon conversion of the $250,000 convertible promissory note dated December 9, 2015.

ii)

Upon repayment of the $250,000 convertible promissory note dated December 9, 2015.

iii)

If the Company is not in receipt of a capital injection of $3 million provided by or facilitated by the holder, or its assignee, of the Series A Preferred Voting Stock or the Series B Preferred Voting Stock on or before January 1, 2017 (extended to January 1, 2018).

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

The following table shows the Company's warrants that are outstanding:

Issue Date	Expiration Date	Number of Warrant*	Remaining Life (in Years)*
5/13/2013	5/12/2017	175,000	0.36
5/14/2013	5/13/2017	225,000	0.36
7/25/2013	7/24/2017	225,000	0.56
1/9/2014	1/8/2018	175,000	1.02
		800,000

* As of December 31, 2016, the Company had issued 800,000 warrants that are exercisable at $1.25 per warrant for one share of common stock and remain outstanding, with an average remaining life of 0.58 years.  The Holder of any warrant may not exercise any portion of the Warrant if such exercise will cause it to own more than 4.99 percent of the Company’s issued and outstanding common stock.

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

Results of Operations for the years ended December 31, 2016 and 2015

For the year ended December 31, 2016, as compared to the year ended December 31, 2015, total revenues were $168,059 and $0, respectively; and net operating losses were $417,493 and $47,305 respectively.

Total revenue for the year ended December 31, 2016 were attributable to sale of real estate holdings as well as the initial revenue recognized from the operations of our Brightlife Management subsidiary. For the year ended December 31, 2016 we sold four real estate properties for proceeds of  $160,509 (after typical closing costs) and generated an additional $7,550 in proceeds from the initial months of operations of our Brightlife Management subsidiary that were comprised of management fees and tenant income.  The properties sold had an initial cost basis of $99,205 resulting in gross profit to the Company of $61,303.  During the year ended December 31, 2016, we had selling, general and administrative expenses of $453,766 compared to $74,240 during the year ended December 31, 2015.  During the year ended December 31, 2016, we paid interest expenses of $32,581, and during the year ended December 31, 2015, we received a gain on the settlement of accounts payable of $26,935.

The net losses were attributable to operating expenses and other expenses that primarily consisted of expenses related to the implementation of the Company’s business model of a lease-to-own real estate business.  The operating expenses for the years ended December 31, 2016 and 2015 were primarily general and administrative in nature and included legal fees, management and consulting fees, and audit and accounting fees.  However, for the year ended December 31, 2016, our operating expenses specifically increased due to increased expenses related to payroll, accrual in management fees, employee benefits, the acquisition and management of real estate, rent expenses for our facilities, and an increase in accrued interest on our notes payable.

Liquidity

At December 31, 2016, we had cash and cash equivalents of $14,615. We have incurred negative cash flows from operations since we started our business.  We have spent and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned real estate acquisitions.

For the year ended December 31, 2016, we recorded a net loss of $417,493.  We had an adjustment of $896 due to depreciation.  We had a negative change of $36,309 due to accounts receivable and $62,965 due to the investment in real estate.  We recorded a positive change of $14,000 from accounts payable, $34,253 from accrued expenses and $28,306 from accrued expenses, resulting in net cash used in operating activities of $439,312 for the year ended December 31, 2016.

For the year ended December 31, 2015, we recorded a net loss of $47,305.  We recorded income of $26,935 due to a gain on the settlement of accounts payable and a positive adjustment of $484 due to depreciation.  We had a negative change of $30,204 due to accounts payable, and a positive change of $7,000 due to accrued expenses and $2,118 due to accrued interest.  As a result, we had net cash used in operating activities of $94,842 for the year ended December 31, 2015.

We did not pursue any investing activities during the years ended December 31, 2016 and 2015.

For the year ended December 31, 2016, we received $609,200 as proceeds from a related party convertible note payable.  We spent $360,000 on the repayment of a related party convertible note payable, $10,723 on the repayment of a demand note payable, and $431 on the purchase of equipment.  As a result, we had net cash provided by financing activities of $238,046 for the year ended December 31, 2016.

For the year ended December 31, 2015, we received $250,000 from a related party convertible note payable and $60,723 from a demand note payable.  As a result, we had net cash provided by financing activities of $310,723 for the period.

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

We have no known demands or commitments and are not aware of any events or uncertainties as of December 31, 2016, other than the work commitment previously mentioned, that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources.

We had no material commitments for capital expenditures as of December 31, 2016 and 2015.

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

Trends and Uncertainties

We may be subject to liability for failure to comply with the requirements of Regulation 14C under the Securities Exchange Act of 1934 (the “Exchange Act”).  On September 25, 2015 we filed a Form 8-K announcing an amendment to the articles of incorporation which included changing our name to Brightlane Corp., the increase in our authorized capitalization to 350,000,000 shares, and the creation of a preferred class of stock effective on September 22, 2015. We inadvertently did not timely comply with the requirements of Regulation 14C under the Exchange Act.  This would have required us to circulate an information statement describing the corporate action taken by the written consent of a majority of our shareholders at least 20 days prior to the effective date of the corporate action. We did however have super majority shareholder consent as required for amending the articles of incorporation and complied with Rule 10b-17 of the Exchange Act as we timely filed the amendment to the articles of incorporation with the Financial Industry Regulatory Authority (“FINRA”) on September 11, 2015, for this action to be recognized in the market for trading purposes. Previously we viewed filing a Preliminary 14C Information Statement as duplicative of prior filings and the Corporate Action Notification filed with FINRA on September 11, 2015 which did not give rise to appraisal rights to our shareholders.  We have since acknowledged our inadvertent mistake, and in order to cure the error and to comply with Regulation 14C, we filed a Preliminary Information Statement with the SEC on November 23, 2015. The SEC has as part of its comments to the Preliminary Information Statement asked that we include this stated risk factor for the near foreseeable future. The failure to initially comply with Regulation 14C in a timely manner was inadvertent, and while not probable, could cause the SEC to bring an enforcement action or commence litigation against us for failure to comply with Regulation 14C. Such enforcement could subject us to penalties including the payment of fines or damages. Any such claims or actions could cause us to expend financial resources to defend ourselves, and could divert the attention of our management from our core business.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable because the Company is a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BRIGHTLANE CORP.

INDEX TO AUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

Paritz	& Company, P.A	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201) 342-7753 Fax: (201) 342-7598 E-Mail: PARITZ@paritz.com

Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’

Brightlane Corp.

We have audited the accompanying consolidated balance sheets of Brightlane Corp.as of December 31, 2016 and 2015 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2016 and 2015.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brightlane Corp .as of December 31, 2016 and 2015, and the results of its operations and cash flows for the years ended December 31, 2016 and 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As discussed in Note 2 the Company has only generated minimal revenue since inception and has an accumulated deficit of $1,696,281 at December 31, 2015. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern.  Management plans are also discussed in Note 2.The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/Paritz & Company, P.A.

Hackensack, New Jersey

April 17, 2017

BRIGHTLANE CORP.

CONSOLIDATED BALANCE SHEET

	December 31,	December 31,
	2016	2015
ASSETS
Current Assets
Cash and cash equivalents	$14,615	$215,881
Accounts receivable	33,687
Accounts receivable – related party	2,622
Total Current Assets	50,924	215,881

Investment in non-consolidated subsidiary	3,085,521	3,085,521
Investment in real estate, net	61,799	-
Equipment, net	884	183

TOTAL ASSETS	$3,199,128	$3,301,585

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Accounts payable	$23,518	$9,518
Accrued expenses	49,253	15,000
Accrued interest	30,424	2,118
Demand note payable	50,000	60,723
Total Current Liabilities	153,195	87,359

Convertible note payable - related party	499,200	250,000

TOTAL LIABILITIES	652,395	337,359

STOCKHOLDERS' EQUITY (DEFICIT)
Series A Preferred Voting Stock, $0.001 par value, 1 share
authorized, 1 share issued and outstanding	-	-
Series B Preferred Voting Stock, $0.001 par value, 1 share
authorized, 1 share issued and outstanding	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized,
18,923,005 shares issued and outstanding at December 31, 2016
and 2015	18,923	18,923
Additional paid in capital	4,224,091	4,224,091
Accumulated deficit	(1,696,281)	(1,278,788)
TOTAL STOCKHOLDERS' EQUITY	2,546,733	2,964,226

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,199,128	$3,301,585

The accompanying notes are an integral part of these financial statements.

BRIGHTLANE CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2016	2015

REVENUE
Revenue	$168,059	$-
Cost of property sold	(99,205)	-
Gross Profit	68,854	-

OPERATING EXPENSES
Selling, general and administrative	453,766	74,240

NET OPERATING LOSS	(384,912)	(74,240)

Gain on settlement of accounts payable	-	26,935
Interest expense – related party	(32,581)

LOSS BEFORE PROVISION (BENEFIT) OF INCOME TAXES	(417,493)	(47,305)

PROVISION (BENEFIT) FOR INCOME TAXES	-	-

NET LOSS	$(417,493)	$(47,305)

Net Loss Per Share: Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Number of Shares
Outstanding: Basic and Diluted	18,923,005	7,201,961

The accompanying notes are an integral part of these financial statements.

BRIGHTLANE CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended December 31, 2016 and 2015

	Common Stock		Series A Preferred Voting Stock		Series B Preferred Voting Stock		Additional Paid-in	Accumulated	Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances at December 31, 2014	6,923,005	$6,923	-	$ -	-	$ -	$1,150,570	$(1,231,483)	$(73,990)

Acquisition of Brightlane Homes, Inc.	12,000,000	12,000	-	-	-	-	3,073,521	-	3,085,521

Preferred stock issued	-	-	1	-	1	-	-	-	-

Net loss	-	-	-	-	-	-	-	(47,305)	(47,305)

Balances at December 31, 2015	18,923,005	18,923	1	-	1	-	4,224,091	(1,278,788)	2,964,226

Net loss	-	-	-	-	-	-	-	(417,493)	(417,493)

Balances at December 31, 2016	18,923,005	$18,923	1	$ -	1	$ -	$4,224,091	$(1,696,281)	$2,546,733

The accompanying notes are an integral part of these financial statements.

BRIGHTLANE CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(417,493)	$(47,305)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlement of accounts payable	-	(26,935)
Depreciation	896	484
Changes in Assets and Liabilities
Accounts receivable	(36,309)
Investment in real estate	(62,965)
Accounts payable	14,000	(30,204)
Accrued expenses	34,253	7,000
Accrued interest	28,306	2,118
NET CASH USED IN OPERATING ACTIVITIES	(439,312)	(94,842)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible note payable - related party	609,200	-
Repayment on convertible note payable – related party	(360,000)	250,000
Repayment on demand note payable	(10,723)	60,723
Other	(431)
NET CASH PROVIDED BY FINANCING ACTIVITIES	238,046	310,723

NET CHANGE IN CASH	(201,266)	215,881

CASH
Beginning of Year	215,881	-

End of Year	$14,615	$215,881

Non Cash Financial and Investing Activities:
Issuance of common stock for investment in non-consolidated subsidiary	$-	$3,085,521

The accompanying notes are an integral part of these financial statements.

BRIGHTLANE CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

On December 21, 2015, we completed the agreement to acquire all of the outstanding shares of Brightlane Homes, Inc. which through its wholly owned subsidiary acquired a 99.9% limited partner interest in Brightlane RECA LP which is the beneficiary of the Brightlane RECA Trust which owns a portfolio of assets here in referred to as the Brightlane RECA portfolio.  The Brightlane RECA portfolio now consists of approximately 276 single-family homes related to 261 income-producing owner-financed and purchase money notes and 15 real estate properties owned.  The underlying homes are geographically dispersed across the Great Lakes, Upper Midwest, Ohio Valley, Midwest and Southeast regions of the U.S. and are held in a statutory trust known as Brightlane RECA Trust for which Brightlane RECA LP is the sole beneficiary. The largest concentrations are in the Southeast, particularly in South Carolina and North Carolina.  In addition to these income-producing owner-financed and purchase money notes, there are additional REO properties in the portfolio.

In May 2016, we incorporated a wholly-owned subsidiary BrightLife Management.  This operation is handling the management of newly acquired homes and begin the process of vertically integrating property management services.  In the long-term this will allow us to:  (1) manage our own assets; and (2) transition assets currently managed by third parties into our integrated operations.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has only generated minimal revenues since inception and has an accumulated deficit of $1,696,281 at December 31, 2016. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties.  No assurance can be given that the Company will be successful in these efforts.  Management plans to identify adequate sources of funding to acquire incoming producing homes in addition to refinancing the debt associated with the investment in non-consolidated subsidiary.  Either of these situations (or both) cause immediate positive cash flow to be generated.

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

Principals of Consolidation

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated

Cash and Cash Equivalents

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

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies at December 31, 2016 and 2015.

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

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized at December 31, 2016 or 2015.

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

Level 1 -

Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

Property and Equipment

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

NOTE 4 – INVESTMENT IN NON-CONSOLIDATED SUBSIDIARY

On December 21, 2015, we completed an agreement to acquire all of the outstanding shares of Brightlane Homes, Inc. which through its wholly owned subsidiary had previously acquired a 99.9% limited partner interest in Brightlane RECA LP which is the beneficiary of the Brightlane RECA Trust which owns a portfolio of assets here in referred to as the Brightlane RECA portfolio.  The Brightlane RECA portfolio now consists of approximately 276 single-family homes related to 261 income-producing owner-financed and purchase money notes and 15 real estate properties owned.  The Company is accounting for its investment under the equity method of accounting due to the Company not maintaining control of Brightlane RECA, LP, which full control remains with the general partner, but having significant influence through its 99.99% limited partner interest. The consideration for the acquisition was 12,000,000 shares of common stock. The cost of the acquisition was determined according to ASC 845 Nonmonetary Transactions, whereby the cost of a nonmonetary asset acquired in exchange for another nonmonetary assets is the fair value of the asset surrendered or received, whichever is more clearly evident. The Company has determined that due to the inactive trading market of its common stock surrendered, the fair value of the assets received were more clearly evident. The transaction was valued at the underlying value of the assets in the Brightlane RECA portfolio, net of the associated debt.

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

NOTE 5 – PROPERTY AND EQUIPMENT

Capitalized property and equipment, net of accumulated depreciation, consisted of the following as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015	Useful Life
Office Equipment	$ 3,606	$ 2,906	3 years
Investment in Real Estate	62,965	-	25 years
Less: Accumulated Depreciation	(3,619)	(2,723)
Property, Plant, and Equipment, Net	$ 62,952	$ 183

Property and equipment are depreciated using the straight-line method. Depreciation expense was $896 and $484 for the years ended December 31, 2016 and 2015, respectively.

NOTE 6 – NOTES PAYABLE

On September 30, 2015 the Company borrowed $60,723 from a third party.  The note bears interest at 8% and is payable on demand. Interest is paid quarterly. The note is convertible into common stock of the Company at $0.50 per share.  During the year ended December 31, 2016, we repaid a total of $10,723 to the third party toward this note payable, leaving a remaining principal balance of $50,000.  Interest expense incurred during the years ended December 31, 2016 and 2015 was $4,061 and $1,214 respectively.

NOTE 7 – RELATED PARTY TRANSACTIONS

On December 9, 2015, we entered into a subscription agreement to sell one unit consisting of a $250,000 promissory note, one share of Series A Preferred Voting Stock and one share of Series B Preferred Voting Stock to a related-party in exchange for $250,000 and the investor’s agreement to utilize its best efforts to cause a capital injection of up to $3,000,000 into the Company on or before January 1, 2017 (extended to January 1, 2018).  The promissory note carries an interest rate of 6% per annum with a maturity date of December 9, 2018.  The lender may convert into shares of our common stock after one year, at $0.50 per share.  The lender has the option of accruing interest or receiving interest only payment annually. Interest expense for this note for the years ended December 31, 2016 and 2015 was $15,000 and $904 respectively.

On March 24, 2016, we received an additional $110,000 in capital from the aforementioned related party as an advance on the commitments this related party has to us.  The promissory note carries an interest rate of 6% per annum with a maturity date of March 24, 2019.  The lender may convert into shares of our common stock after one year, at $0.50 per share.  The lender has the option of accruing interest or receiving interest only payment annually.  Interest expense for this note for years ended December 31, 2016 and 2015 was $5,077 and $0 respectively.

On July 27, 2016, we received an additional $499,200 in capital from the aforementioned related party as an advance on the commitments this related party has to us.  The promissory note carries an interest rate of 6% per annum with a maturity date of July 27, 2019.  The lender may convert into shares of our common stock after one year, at $0.50 per share.  The lender has the option of accruing interest or receiving interest only payment annually.  During the year ended December 31, 2016, we repaid a total of $360,000 to the related party toward this promissory note.  Interest expense for this note for years ended December 31, 2016 and 2015 was $8,443 and $0 respectively.  At December 31, 2016, the outstanding principal balance of the above loans aggregated $499,200.

Mr. Steve Helm sits on the board of directors and also serves as the Company’s Chief Executive Officer.  As compensation for his services we are accruing annual compensation of $25,000 as of January 1, 2016.  We will continue to accrue his compensation at a quarterly rate of $6,250 going forward. Accrued compensation for years ended December 31, 2016 and 2015 was $25,000 and $0 respectively.

NOTE 8– SHAREHOLDERS’ EQUITY

Common Stock

On December 21, 2015, the Company issued 12,000,000 shares of common stock for the acquisition of Brightlane Homes, Inc.

No issuance of the Company’s common stock occurred during the year ended December 31, 2016.

Preferred Stock

Currently we have two types of Preferred Stock:  (1) Series A Preferred Voting Stock, and (2) Series B Preferred Voting Stock.  There is one (1) share of Series A Preferred Voting Stock, and one (1) share of Series B Preferred Voting Stock issued and outstanding as of the date of this report.  The series designations of rights and preferences are synopsized below.

Series A Preferred Voting Stock.  With respect to all meetings of the shareholders of the Company at which the holders of the Company’s Common Stock, par value $0.001 per share, are entitled to vote and with respect to any written consents sought by the Company from the holders of the Common Stock, the holder of the share of Series A Preferred Voting Stock shall vote together with all the holders of the Common Stock and any other voting preferred stock issued and outstanding, and holders of the issued Series A Preferred Voting Stock shall be entitled to cast on such matters a number of votes equal to 20,000,000 common shares.

Series B Preferred Voting Stock  With respect to all meetings of the shareholders of the Company at which the holders of the Company’s Common Stock, par value $0.001 per share, are entitled to vote and with respect to any written consents sought by the Company from the holders of the Common Stock, the holder of the share of Series B Preferred Voting Stock shall vote together with all the holders of the Common Stock and any other voting preferred stock issued and outstanding, and holders of the issued Series B Preferred Voting Stock shall be entitled to cast on such matters a number of votes equal to 20,000,000 common shares.

The original holder, Brightlane Acquisition Corp, of the Series A Preferred Voting Stock and Series B Preferred Voting Stock have commitments to the Company to include a loan to the Company on a convertible promissory note dated December 9, 2015 in the amount of $250,000 and to facilitate on a best efforts basis the injection of additional monies to be utilized by the Company in an amount of not less than $3 million prior to January 1, 2017 (extended to January 1, 2018), and the Series A Preferred Voting Stock share be automatically cancelled under the following provisions:

(i)

Upon conversion of the $250,000 convertible promissory note dated December 9, 2015.

(ii)

Upon repayment of the $250,000 convertible promissory note dated December 9, 2015.

(iii)

If the Company is not in receipt of a capital injection of $3 million provided by or facilitated by the holder, or its assignee, of the Series A Preferred Voting Stock or the Series B Preferred Voting Stock on or before January 1, 2017 (extended to January 1, 2018).

Warrants issued in connection with sale of common shares

On July 14, 2015, the Company’s Board of Directors, not subject to stockholder approval, approved the Amendment and Restatement of Outstanding Warrants.  The amendments extended the expiry date for a period of one year and added a provision for cashless exercise.

The following table shows the Company's warrants that have been amended and remain outstanding:

	Issue Date	Expiration Date	Number of Warrant	Remaining Life (in Years)
Amended and restated warrant certificate No. 1006	5/13/2013	5/12/2017	175,000	0.36
Amended and restated warrant certificate No. 1006	5/14/2013	5/13/2017	225,000	0.36
Amended and restated warrant certificate No. 1006	7/25/2013	7/24/2017	225,000	0.56
Amended and restated warrant certificate No. 1105	1/9/2014	1/8/2018	175,000	1.02
			800,000

As of December 31, 2016, the Company had issued 800,000 warrants that are exercisable at $1.25 per warrant for one share of common stock and remain outstanding, with an average remaining life of 0.58 years.  The Holder of any warrant may not exercise any portion of the Warrant if such exercise will cause it to own more than 4.99 percent of the Company’s issued and outstanding common stock.

Summary of warrant activities

The following table summarizes information concerning outstanding and exercisable warrants as of December 31, 2015:

	Warrants Outstanding			Warrants Exercisable
Range of exercise prices	Number outstanding	Average remaining life (in years)	Exercise price	Number outstanding	Average remaining life (in years)	Weighted average exercise price

$1.25	800,000	0.58	$1.25	800,000	0.58	$1.25

NOTE 9 – INCOME TAXES

The components of deferred tax assets consist of:

	December 31,
	2016	2015
Net operating loss	$177,000	$10,000
Valuation allowance	(177,000)	(10,000)
	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	December 31, 2016	December 31, 2015
US Federal statutory rate	(35%)	(35%)
State income tax, net of federal benefit	(5%)	(5%)
Write-off of NOL's	0%	19%
Change in valuation allowance	40%	21%
	-%	-%

The Company has approximately $442,000 net operating loss carryforwards that are available to reduce future taxable income. These NOLs begin to expire in 2036.    In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets for every period because it is more likely than not that all of the deferred tax assets will not be realized.

The Company files U.S. federal and several state tax returns that are subject to audit by tax authorities beginning with the year ended December 31, 2012. The Company’s policy is to classify assessments, if any, for tax and related interest and penalties as tax expense.

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation there were no material events or transactions that would require adjustment or disclosure to the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosure for the year ended December 31, 2016 and 2015.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: domination of management by a single individual without adequate compensating controls, lack of a majority of outside directors on board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; inadequate segregation of duties consistent with control objectives, and lack of an audit committee. These material weaknesses were identified by our Chief Executive Officer who also serves as our Principal Financial Officer in connection with the above annual evaluation.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2016, the Company’s internal control over financial reporting is ineffective based on those criteria.

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

Changes in Internal Control

There have been no changes in internal controls over the financial reporting that occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2016, that has materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Steve Helm, Age 55, Chairman, President, Chief Executive Officer, and Director

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

James Odell Barnes, Jr., Age 65, Director

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

Based solely on a review of the copies of such forms that were received by the Company, or written representations from certain reporting persons, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company’s fiscal year ended December 31, 2016.  The appropriate filing of Form 3s during fiscal year ended December 31, 2015 occurred by Brightlane Acquisition Corp., David Hill II, James Odell Barnes Jr. Irrevocable Trust and Lloyd G. Dominick upon their respective acquisition of beneficial ownership of in excess of 10% of our common stock, as well as a Form 3 by James Odell Barnes Jr. upon being appointed to the Board of Directors.  The appropriate subsequent Form 4 was filed by James Odell Barnes Jr., being the beneficial owner of the James Odell Barnes Jr. Irrevocable Trust upon it receiving beneficial ownership of our common stock.  Also, Brightlane Acquisition Corp. filed the appropriate subsequent Form 4 upon it receiving 1 share of our Series A Preferred Voting Stock and 1 share of our Series B Preferred Voting Stock.

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

ITEM 11.  EXECUTIVE COMPENSATION

There was no compensation paid in cash or in stock to our Chief Executive Officer for services rendered for each of the years ending December 31, 2016 and 2015.  However, we are accruing an annual compensation for our Chief Executive Office at a rate of $6,250 per quarter for an annual total of $25,000.

Option/SAR Grants in Last Fiscal Year

None.

Outstanding Equity Awards at Fiscal Year-End

None.

Compensation of Directors

None of the Company’s directors received any compensation for services as directors during the last fiscal year other than as stated above for our Chief Executive Officer.

Equity Compensation Plan Information

Not applicable.

Employment Agreements

None.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2016 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent of the outstanding shares of our common stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group.  As of December 31, 2016, there were 18,923,005 shares of common stock outstanding.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees including expenses billed to us for the years ended December 31, 2016 and 2015 for professional services performed:

	2016	2015
Paritz & Company	$23,500	$22,500

Tax Fees	-	-
All Other Fees	-	-
Total	$23,500	$22,500

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) The following financial statements are included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2016:

1.

Reports of Independent Registered Public Accounting Firms

2.

Balance Sheets as of December 31, 2016 and 2015

3.

Statements of Operations for the years ended December 31, 2016 and 2015

4.

Statement of Changes in Stockholders’ Equity (Deficit) as of December 31, 2016

5.

Statements of Cash Flows for the years ended December 31, 2016 and 2015

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

1.1

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

Date:  April 17, 2016

By:

/s/ Steve Helm

Steve Helm

President and Chief Executive Officer

(Principal Executive Officer, Principal Accounting Officer

and Principal Financial Officer)

/s/Steve Helm

Director

/s/James Odell Barnes, Jr.

Director