Form 10-Q
period 2017-03-31
BRIGHTLANE CORP.
filed 2017-05-12
CIK 1425289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

or

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

Yes [   ]   No [ X ]

As of May 12, 2017, the registrant had 18,923,005 shares of common stock outstanding.

PART I

Item 1.  Financial Statements.

BRIGHTLANE CORP.
CONDENSED BALANCE SHEETS (UNAUDITED)
	March 31,	December 31,
	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$453,646	$14,615
Accounts receivable	-	33,687
Accounts receivable – related party	-	2,622
Total Current Assets	453,646	50,924

Investment in non-consolidated subsidiary	3,085,521	3,085,521
Investment in real estate, net	18,188	61,799
Equipment, net	-	884

TOTAL ASSETS	$3,557,355	$3,199,128

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Accounts payable	$16,518	$23,518
Accounts payable – related party	21,043	-
Accrued expenses	55,340	49,253
Accrued interest	38,346	30,424
Demand note payable	50,000	-
Demand notes payable – related party	400,000	50,000
Total Current Liabilities	581,247	153,195

Convertible note payable - related party	499,200	499,200

TOTAL LIABILITIES	1,080,447	652,395

STOCKHOLDERS' EQUITY (DEFICIT)
Series A Preferred Voting Stock, $0.001 par value, 1 share
authorized, 1 share issued and outstanding	-	-
Series B Preferred Voting Stock, $0.001 par value, 1 share
authorized, 1 share issued and outstanding	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized,
18,923,005 shares issued and outstanding at March 31, 2017 and
December 31, 2016	18,923	18,923
Additional paid in capital	4,224,091	4,224,091
Accumulated deficit	(1,766,106)	(1,696,281)
TOTAL STOCKHOLDERS' EQUITY	2,476,908	2,546,733

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,557,355	$3,199,128
The accompanying notes to the unaudited condensed financial statements are an integral part of these statements.

BRIGHTLANE CORP.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended March 31,
	2017	2016

REVENUE
Revenue	$71,102	$-
Cost of property sold	(44,000)	-
Gross Profit	27,102	-

OPERATING EXPENSES
Selling, general and administrative	87,006	89,728

NET OPERATING LOSS	(59,904)	(89,728)

OTHER EXPENSE
Interest Expense – related party	7,459	3,866
Interest expense – other	2,463	1,061

LOSS BEFORE INCOME TAXES	(69,826)	(94,655)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(69,826)	$(94,655)

Net Loss Per Share: Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Number of Shares
Outstanding: Basic and Diluted	18,923,005	12,179,395

The accompanying notes to the unaudited condensed financial statements are an integral part of these statements.

BRIGHTLANE CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
OPERATING ACTIVITIES
Net loss	$(69,826)	$(94,655)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation expense	494	-
Changes in Assets and Liabilities
Accounts receivable	36,310	-
Accounts payable	13,881	1,433
Accrued expenses	6,250	-
Accrued interest	7,922	3,713
Investment in real estate	44,000	(62,900)
NET CASH PROVIDED BY OPERATING ACTIVITIES	39,031	(152,409)

INVESTING ACTIVITIES
Purchase of equipment	-	(700)
NET CASH USED IN INVESTING ACTIVITIES	-	(700)

FINANCING ACTIVITIES
Proceeds received from related party	-	110,000
Proceeds received for notes payable	400,000
Repayment of demand note payable	-	(10,723)
NET CASH PROVIDED BY FINANCING ACTIVITIES	400,000	99,277

NET CHANGE IN CASH	439,031	(53,832)

Cash and Cash Equivalents – Beginning of Period	14,615	215,881

Cash and Cash Equivalents – End of Period	$453,646	$162,049

Supplemental disclosures:
Cash paid for interest	$2,000	$1,214
Cash paid for income taxes	$-	$-

The accompanying notes to the unaudited condensed financial statements are an integral part of these statements.

BRIGHTLANE CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2017

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has only generated minimal revenues since inception and has an accumulated deficit of $1,766,106 as of March 31, 2017. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties.  No assurance can be given that the Company will be successful in these efforts.  Management plans to identify adequate sources of funding to acquire incoming producing homes in addition to refinancing the defined debt.  Either of these situations (or both) cause immediate positive cash flow to be generated.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”).  Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as March 31, 2017 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Form 10-K for the year ended December 31, 2016 filed with the SEC on April 17, 2017.

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

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized at March 31, 2017 and December 31, 2016.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2017.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

NOTE 5 – NOTES PAYABLE

On September 30, 2015 the Company borrowed $60,723 from a third party.  The note bears interest at 8% per annum  and is payable on demand. Interest is paid quarterly. The note is convertible into common stock of the Company at $0.50 per share.  On January 28, 2016, the Company made a principal payment of $10,723, bringing the outstanding principal to $50,000 on this note.  Interest expense incurred during the three months ended March 31, 2017 and the year ended December 31, 2016 was $1,000 and $4,061 respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

On December 9, 2015, we entered into a subscription agreement to sell one unit consisting of a $250,000 promissory note, one share of Series A Preferred Voting Stock and one share of Series B Preferred Voting Stock to a related-party in exchange for $250,000 and the investor’s agreement to utilize its best efforts to cause a capital injection of up to $3,000,000.00 into the Company on or before January 1, 2017 (extended to January 1, 2018).  The promissory note carries an interest rate of 6% per annum with a maturity date of December 9, 2018.  The lender may convert into shares of our common stock after one year, at $0.50 per share.  The lender has the option of accruing interest or receiving interest only payment annually. Interest expense for this note for the three months ended March 31, 2017 and the year ended December 31, 2016 was $3,750 and $15,000 respectively.

On March 24, 2016, we received an additional $110,000 in capital from the aforementioned related party as an advance on the commitments this related party has to us.  The promissory note carries an interest rate of 6% per annum with a maturity date of March 24, 2019.  The lender may convert into shares of our common stock after one year, at $0.50 per share.  The lender has the option of accruing interest or receiving interest only payment annually.  Interest expense for this note for the three months ended March 31, 2017 and the year ended December 31, 2016 was $1,650 and $5,077 respectively.

On July 27, 2016, we received an additional $499,200 in capital from the aforementioned related party as an advance on the commitments this related party has to us.  The promissory note carries an interest rate of 6% per annum with a maturity date of July 27, 2019.  The lender may convert into shares of our common stock after one year, at $0.50 per share.  The lender has the option of accruing interest or receiving interest only payment annually.  During the year ended December 31, 2016, we repaid a total of $360,000 to the related party toward this promissory note.  Interest expense for this note for the three months ended March 31, 2017 and the year ended December 31, 2016 was $2,059 and $8,433 respectively.

On February 28, 2017 the Company borrowed $400,000 from a related party.  The note bears interest at 6% per annum and is payable on demand.  Interest is accrued quarterly.  Interest expense incurred during the three months ended March 31, 2017 was $1,463.

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

No issuance of the Company’s common stock occurred during the three months ended March 31, 2017.

There were 18,923,005 common shares issued and outstanding at March 31, 2017 and at December 31, 2016.

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

The following table shows the Company's warrants that have been amended and remain outstanding:

	Issue Date	Expiration Date	Number of Warrants	Remaining Life (in Years)
Amended and restated warrant certificate No. 1006	5/13/2013	5/12/2017	175,000	0.12
Amended and restated warrant certificate No. 1006	5/14/2013	5/13/2017	225,000	0.12
Amended and restated warrant certificate No. 1006	7/25/2013	7/24/2017	225,000	0.32
Amended and restated warrant certificate No. 1105	1/9/2014	1/8/2018	175,000	0.78
			800,000

As of March 31, 2017, the Company had issued 800,000 warrants that are exercisable at $1.25 per warrant for one share of common stock and remain outstanding, with a weighted average remaining life of .33 years.  The Holder of any warrant may not exercise any portion of the Warrant if such exercise will cause it to own more than 4.99 percent of the Company’s issued and outstanding common stock.

Summary of warrant activities

The following table summarizes information concerning outstanding and exercisable warrants as of March 31, 2017:

	Warrants Outstanding			Warrants Exercisable
Range of exercise prices	Number outstanding	Average remaining life (in years)	Exercise price	Number outstanding	Average remaining life (in years)	Weighted average exercise price

$1.25	800,000	0.33	$1.25	800,000	0.33	$1.25

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation there were no events or transactions which occurred and would require adjustment or disclosure to the financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our financial condition and results of operations for the period January 1, 2017 through March 31, 2017 should be read in conjunction with the financial statements, including footnotes, and other information presented elsewhere in this Report on Form 10-Q and the risk factors and the financial statements for the year ended December 31, 2016 and the other information set forth in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on April 17, 2017.  In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 17, 2017.

Working Capital

	March 31, 2017	December 31, 2016
Current Assets	$453,646	$50,924
Current Liabilities	$581,247	$153,195
Working Capital	$(127,601)	$(102,271)

Cash Flows

	Three Months Ended March 31,
	2017	2016
Cash Flows Provided by (Used In) Operating Activities	$39,031	$(151,194)
Cash Flows used in Investing Activities	$-	$(700)
Cash Flows Provided by Financing Activities	$400,000	$99,277
Net change in Cash During Period	$439,031	$(53,832)

Results of Operations for the three months ended March 31, 2017 and 2016

For the three months ended March 31, 2017 and 2016, total revenues were $71,102 and $0, respectively; and net losses were $69,826 and $94,655 respectively.

Total revenue for the three months ended March 31, 2017 were attributable to sale of real estate holdings as well as revenue recognized from the operations of our Brightlife Management subsidiary.  For the three months ended March 31, 2017 we sold two real estate properties for proceeds of $66,077 (after typical closing costs) and generated an additional $5,025 in proceeds from the operations of our Brightlife Management subsidiary that were comprised of management fees and tenant income.  The properties sold had an initial cost basis of $44,000 resulting in gross profit to the Company of $22,077.  During the three months ended March 31, 2017 and 2016, we had selling, general and administrative expenses of $87,006 and $89,728 respectively.  During the three months ended March 31, 2017 and 2016 we incurred interest expenses of $9,922 and $4,927 respectively.

The net losses were attributable to operating expenses and other expenses that primarily consisted of expenses related to the implementation of the Company’s business model of a lease-to-own real estate business.  The operating expenses for the three months ended March 31, 2017 and 2016 were primarily general and administrative in nature and included legal fees, management and consulting fees, and audit and accounting fees.

Liquidity and Capital Resources

Liquidity

At March 31, 2017, we had cash and cash equivalents of $453,646. We have incurred negative cash flows from operations since we started our business.  We have spent and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned real estate acquisitions.

For the three months ended March 31, 2017, we recorded a net loss of $69,826.  We had a positive change of $36,310 due to accounts receivable, a positive change of $13,881due to the accounts payable, a positive change of $6,250 from accrued expenses, a positive change of $7,922 due to accrue interest, a positive change of $44,000 due to investments in real estate and a positive change of $494 due to accumulated depreciation.  In total this resulted in a positive change in net cash used in operating activities of $39,031 for the three months ended March 31, 2017.

For the three months ended March 31, 2016, we recorded a net loss of $94,655.  We had a positive change of $1,433 due to accounts payable, a positive change of $3,713 due to accrued interest, and a negative change of $62,900 due to a deposit for acquisition.  As a result, we had net cash used in operating activities of $152,409 for the three months ended March 31, 2016.

We did not pursue any investing activities during the three months ended March 31, 2017.  For the three months ended March 31, 2016, we spent $700 on the purchase of equipment, resulting in a net cash used in investing activities of $700 for the period.

For the three months ended March 31, 2017, we received proceeds of $400,000 from a note payable.  As a result, we had net cash provided by financing activities of $400,000 the three months ended March 31, 2017.

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

We have no known demands or commitments and are not aware of any events or uncertainties as of March 31, 2017, other than the work commitment previously mentioned, that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources

We had no material commitments for capital expenditures as of March 31, 2017.

Off Balance Sheet Arrangements

There are no off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable because the Company is a smaller reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer who is also our Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer who is also our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer who is also our Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2017, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

Date:  May 12, 2017

By:

/s/ Steve Helm

Steve Helm

President and Chief Executive Officer

(Principal Executive Officer, Principal Accounting Officer

and Principal Financial Officer)