Form 10-Q
period 2017-06-30
BRIGHTLANE CORP.
filed 2017-08-14
CIK 1425289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

or

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)		Emerging growth company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]   No [ X ]

As of August 14, 2017, the registrant had 19,442,667 shares of common stock outstanding.

PART I

Item 1.  Financial Statements.

BRIGHTLANE CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$267,070	$14,615
Accounts receivable	-	33,687
Accounts receivable – related party	-	2,622
Notes receivable – current portion	266,082	-
Total Current Assets	533,152	50,924
Investment in non-consolidated subsidiary	-	3,085,521
Notes receivable – long term portion	4,619,390	-
Real Estate Owned	765,000	-
Investment in real estate, net	37,300	61,799
Equipment, net	884	884
TOTAL ASSETS	$5,955,726	$3,199,128

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Accounts payable	$38,018	$23,518
Accounts payable – related party	43,630	-
Accrued expenses	61,978	49,253
Accrued interest	52,812	30,424
Acquisition related debt	2,732,866	-
Demand note payable	50,000	50,000
Demand notes payable – related party	400,000	-
Total Current Liabilities	3,379,304	153,195

Convertible notes payable – related party	499,200	499,200
TOTAL LIABILITIES	3,878,504	652,395

STOCKHOLDERS' EQUITY (DEFICIT)
Series A Preferred Voting Stock, $0.001 par value, 1 share
authorized, 1 share issued and outstanding	-	-
Series B Preferred Voting Stock, $0.001 par value, 1 share
authorized, 1 share issued and outstanding	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized,
18,923,005 shares issued and outstanding at June 30, 2017 and
December 31, 2016	18,923	18,923
Additional paid in capital	4,224,091	4,224,091
Accumulated deficit	(2,165,792)	(1,696,281)
TOTAL STOCKHOLDERS' EQUITY	2,077,222	2,546,733
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,955,726	$3,199,128
The accompanying notes to the unaudited condensed financial statements are an integral part of these statements.

BRIGHTLANE CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

REVENUE
Interest income	$71,921	$-	$71,921	$-
Fees	13,892	-	16,892	-
Sale of real estate	-	-	66,077	-
Rental income	2,025	-	4,050	-
	87,838	-	158,940	-
		-		-
Cost of property sold	-	-	(44,000)	$-
	-	-		-
Gross Profit	87,838	-	114,940	-

OPERATING EXPENSES
Selling, general and administrative	352,557	94,878	445,563	184,607

NET OPERATING LOSS	(264,719)	(94,878)	(330,623)	(184,607)

OTHER EXPENSE
Interest expense – related party	13,466	5,400	22,388	9,276
Interest expense – other	1,000	1,000	2,000	2,061
Loss on revaluation of equity interest	114,500	-	114,500	-

LOSS BEFORE PROVISION FOR INCOME TAXES	(393,685)	(101,278)	(469,511)	(195,944)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(393,685)	$(101,278)	$(469,511)	$(195,944)

Net Loss Per Share: Basic and Diluted	$(0.02)	$(0.01)	$(0.02)	$(0.01)

Weighted Average Number of Shares Outstanding: Basic and Diluted	18,923,005	18,923,005	18,923,005	18,923,005

BRIGHTLANE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2017	2016
OPERATING ACTIVITIES
Net loss	$(469,511)	$(195,944)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation expense	898	-
Loss on revaluation of equity interest	114,500	-
Changes in Assets and Liabilities
Accounts receivable	36,309	-
Accounts payable	58,130	(5,266)
Accrued expenses	12,725	-
Accrued interest	22,388	9,062
Investment in real estate	24,500	(62,900)
NET CASH USED IN OPERATING ACTIVITIES	(200,061)	(255,048)

INVESTING ACTIVITIES
Purchase of equipment	-	(700)
Principal payments of notes receivable	52,516	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	52,516	(700)

FINANCING ACTIVITIES
Proceeds received from related party	-	110,000
Proceeds received for notes payable	400,000
Repayment of demand note payable	-	(10,723)
NET CASH PROVIDED BY FINANCING ACTIVITIES	400,000	99,277

NET CHANGE IN CASH	252,455	(156,471)

Cash and Cash Equivalents – Beginning of Period	14,615	215,881

Cash and Cash Equivalents – End of Period	$267,070	$59,411

Supplemental disclosures:
Cash paid for interest	$2,000	$2,275
Cash paid for income taxes	$-	$-

The accompanying notes to the unaudited condensed financial statements are an integral part of these statements.

BRIGHTLANE CORP.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

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

Our business model is oriented around acquiring single family homes and portfolios of single family homes and then providing affordable rental and homeownership opportunities utilizing various financing strategies to include rental and lease-to-own options targeting the sub-$150,000 single-family home market.  We offer our tenants the opportunity to eventually own the home if they so choose.  If tenants fulfill their obligations under a lease-to-own agreement, we will deliver the deed to the lessees.  We will actively pursue the acquisition of homes through the purchase of bank REOs, portfolios and other methods of acquisition.

On December 21, 2015, we completed the agreement to acquire all of the outstanding shares of Brightlane Homes, Inc. which through its wholly owned subsidiary acquired a 99.9% limited partner interest in Brightlane RECA LP which was the beneficiary of the Brightlane RECA Trust which owns a portfolio of assets herein referred to as the Brightlane RECA portfolio.  The Brightlane RECA portfolio now consists of approximately 234 single-family homes related to 201 income-producing owner-financed and purchase money notes and 33 real estate properties owned.  The underlying homes are geographically dispersed across the Great Lakes, Upper Midwest, Ohio Valley, Midwest and Southeast regions of the U.S. and are held in a statutory trust known as Brightlane RECA Trust for which Brightlane RECA LP is the sole beneficiary. The largest concentrations are in the Southeast, particularly in South Carolina and North Carolina.

In May 2016, we incorporated a wholly-owned subsidiary BrightLife Management.  This operation is handling the management of newly acquired homes and begin the process of vertically integrating property management services.  In the long-term this will allow us to: (1) manage our own assets; and (2) transition assets currently managed by third parties into our integrated operations.

On April 28, 2017, we incorporated a wholly-owned subsidiary Brightlane GP, Corp.  The partners of Brightlane RECA, LP amended their Limited Partnership Agreement to admit Brightlane GP, Corp. as a General Partner of Brightlane RECA LP and the former partner transferred all of its General Partner interests and powers to Brightlane GP, Corp. and withdrew as the General Partner of Brightlane RECA LP.  This resulted in the financial operations of Brightlane Homes, Inc. and associated Brightlane RECA portfolio to be reported on a consolidated basis at April 28, 2017.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has only generated minimal revenues since inception and has an accumulated deficit of $2,165,792 as of June 30, 2017. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties.  No assurance can be given that the Company will be successful in these efforts.  Management plans to identify adequate sources of funding to acquire incoming producing homes in addition to refinancing the acquisition related debt.  Either of these situations (or both) cause immediate positive cash flow to be generated.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”).  Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2017 and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Form 10-K for the year ended December 31, 2016 filed with the SEC on April 17, 2017.

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

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in convertible instruments in accordance with ASC 815 “Derivatives and Hedging Activities”.

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

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized at June 30, 2017 and December 31, 2016.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2017.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.  The Company does not have any assets or liabilities measured at fair value on a recurring basis.

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

NOTE 4 – BUSINESS COMBINATION

On April 28, 2017, we incorporated a wholly-owned subsidiary Brightlane GP, Corp.  The partners of Brightlane RECA, LP amended their Limited Partnership Agreement to admit Brightlane GP, Corp. as a General Partner of Brightlane RECA LP and the former partner transferred all of its General Partner interests and powers to Brightlane GP, Corp. and withdrew as General Partner of Brightlane RECA LP.  This resulted in the financial operations of Brightlane Homes, Inc. and associated Brightlane RECA portfolio to be reported on a consolidated basis at April 28, 2017.

In accordance with ASC 850-10-25, the Company remeasured to fair value the equity interest at the date that controlling interest was acquired, and recorded a loss of $114,500.

The Company determined the value to be the fair value of the unpaid principal balance of the individual purchase money notes and the fair value of the real estate owned, net of an underlying “defined” debt (which is defined in the original contribution agreement).  The preliminary allocation of the fair value of the assets acquired and the liabilities assumed is as follows:

Notes receivable (unpaid principle balances)	$5,886,989
Real estate owned	720,000
Associate long-term debt	(3,492,205)
Fair value of net assets acquired	$3,114,784

Unaudited Pro Forma Information

The following unaudited pro forma financial information presents combined results of operations for each of the periods presented, as if Brightlane Homes, Inc. and the associated Brightlane RECA portfolio had been acquired as of the beginning of fiscal year 2016.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Pro forma net revenue	$120,952	$140,232	$266,943	$331,389
Pro forma loss from continuing operations	(393,685)	(101,278)	(469,511)	(195,944)
Pro forma loss per share from continuing operations – basic and diluted	$0.02	$0.01	$0.02	$0.01

NOTE 5 – ACQUISITION RELATED DEBT

Upon the integration of the Brightlane Home, Inc. subsidiary and the associated Brightlane RECA portfolio, the Company recognized a portfolio of notes receivable totaling $4,885,472 with associated debt due to several third parties in the amount of $2,732,866.  This debt is guaranteed by the principals of the former general partner.  Brightlane Homes, Inc. and its subsidiaries have agreed to assist and/or facilitate the refinancing or retirement of the acquisition related debt, as soon as practicable.

NOTE 6 – LINE OF CREDIT FACILITY

On May 19, 2017, Brightlane – CLOC Acquisitions, L.L.C., a Delaware limited liability company and a wholly owned subsidiary of the registrant entered into a $5,000,000 revolving credit facility with Colony American Finance Lender, LLC, a Delaware limited liability company.  This credit facility is for the acquisition of residential homes providing the Company an acquisition vehicle.  General provisions of the this credit facility are an 18 month term at 9%, with a loan to value of 80%.  To date the Company has not utilized this credit facility.

NOTE 7 – NOTES PAYABLE

On September 30, 2015 the Company borrowed $60,723 from a third party.  The note bears interest at 8% per annum and is payable on demand. Interest is paid quarterly. The note is convertible into common stock of the Company at $0.50 per share.  On January 28, 2016, the Company made a principal payment of $10,723, bringing the outstanding principal to $50,000 on this note.  Interest expense incurred during the six and three months ended June 30, 2017 was $2,000 and $1,000 respectively.

NOTE 8 – RELATED PARTY TRANSACTIONS

On December 9, 2015, we entered into a subscription agreement to sell one unit consisting of a $250,000 promissory note, one share of Series A Preferred Voting Stock and one share of Series B Preferred Voting Stock to a related-party in exchange for $250,000 and the investor’s agreement to utilize its best efforts to cause a capital injection of up to $3,000,000.00 into the Company on or before January 1, 2017 (extended to January 1, 2018).  The promissory note carries an interest rate of 6% per annum with a maturity date of December 9, 2018.  The lender may convert into shares of our common stock after one year, at $0.50 per share.  The lender has the option of accruing interest or receiving interest only payment annually.  Interest expense for this note for the six and three months ended June 30, 2017 was $7,500 and $3,750 respectively.

On March 24, 2016, we received an additional $110,000 in loans from the aforementioned related party as an advance on the commitments this related party has to us.  The promissory note carries an interest rate of 6% per annum with a maturity date of March 24, 2019.  The lender may convert into shares of our common stock after one year, at $0.50 per share.  The lender has the option of accruing interest or receiving interest only payment annually.  Interest expense for this note for the six and three months ended June 30, 2017 was $3,300 and $1,650 respectively.

On July 27, 2016, we received an additional $499,200 in loans from the aforementioned related party as an advance on the commitments this related party has to us.  The promissory note carries an interest rate of 6% per annum with a maturity date of July 27, 2019.  The lender may convert into shares of our common stock after one year, at $0.50 per share.  The lender has the option of accruing interest or receiving interest only payment annually.  Interest expense for this note for the six and three months ended June 30, 2017 was $4,142 and $2,059 respectively.

On February 28, 2017 the Company borrowed $400,000 from a related party.  The note bears interest at 6% per annum and is payable on demand.  Interest is accrued quarterly.  Interest expense incurred during the six and three months ended June 30, 2017 was $7,447 and $1,463 respectively.

NOTE 9 – SHAREHOLDERS’ EQUITY

Common Stock

The Company has 250,000,000 authorized common shares with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

The Company issued 12,000,000 shares of common stock for the acquisition of Brightlane Homes, Inc. on December 21, 2015.

No issuance of the Company’s common stock occurred during the three and six months ended June 30, 2017.

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

The following table shows the Company's warrants that have been amended and remain outstanding:

	Issue Date	Expiration Date	Number of Warrants	Remaining Life (in Years)
Amended and restated warrant certificate No. 1105	1/9/2014	1/8/2018	175,000	0.53
			175,000

As of June 30, 2017, the Company had issued and outstanding 175,000 warrants that are exercisable at $1.25 per warrant for one share of common stock and remain outstanding, with a weighted average remaining life of .53 years.  The Holder of any warrant may not exercise any portion of the Warrant if such exercise will cause it to own more than 4.99 percent of the Company’s issued and outstanding common stock.

Summary of warrant activities

The following table summarizes information concerning outstanding and exercisable warrants as of June 30, 2017:

	Warrants Outstanding			Warrants Exercisable
Range of exercise prices	Number outstanding	Average remaining life (in years)	Exercise price	Number outstanding	Average remaining life (in years)	Weighted average exercise price

$1.25	175,000	0.53	$1.25	175,000	0.53	$1.25

NOTE 10 – SUBSEQUENT EVENTS

The Holder of the warrants dated 5/13/2013, 5/14/2013 and 7/25/2013 elected to exercise his right to convert the exercisable warrants into common stock prior to their expiration dates and will result in an issuance of 519,662 shares of common stock not yet issued as of June 30, 2017.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our financial condition and results of operations for the period January 1, 2017 through June 30, 2017 should be read in conjunction with the financial statements, including footnotes, and other information presented elsewhere in this Report on Form 10-Q and the risk factors and the financial statements for the year ended December 31, 2016 and the other information set forth in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on April 17, 2017.  In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 17, 2017.

Working Capital

	June 30, 2017	December 31, 2016
Current Assets	$533,152	$50,924
Current Liabilities	$3,379,304	$153,195
Working Capital	$(2,846,152)	$(102,271)

Cash Flows

	Six Months Ended June 30,
	2017	2016
Cash Flows Provided by (Used In) Operating Activities	$(200,061)	$(255,048)
Cash Flows used in Investing Activities	$52,516	$(700)
Cash Flows Provided by Financing Activities	$400,000	$99,277
Net change in Cash During Period	$252,455	$(156,471)

Results of Operations for the three months ended June 30, 2017 and 2016

For the three months ended June 30, 2017 and 2016, total revenues were $87,838 and $0, respectively; and net losses were $393,685 and $101,278 respectively.

Total revenue for the three months ended June 30, 2017 was primarily attributable to interest and fees collected in association with the Brightlane RECA portfolio as well as rental and management fee income recognized from the operations of our Brightlife Management subsidiary.  For the three months ended June 30, 2017 had income from interest and fees collected of $82,813 associated with the Brightlane RECA portfolio, and generated an additional $5,025 in proceeds from the operations of our Brightlife Management subsidiary that were comprised of management fees and tenant income.  During the three months ended June 30, 2017 and 2016, we had selling, general and administrative expenses of $352,557 and $94,878 respectively.  During the three months ended June 30, 2017 and 2016 we incurred interest expenses of $14,466 and $6,400 respectively.

On April 28, 2017, we completed the business combination of the Brightlane Homes, Inc subsidiary with the associated Brightlane RECA portfolio.  As a result, we recorded a loss on revaluation of equity interest of $114,500.

The net losses were attributable to operating expenses and other expenses that primarily consisted of expenses related to the implementation of the Company’s business model of a lease-to-own real estate business.  The operating expenses for the three months ended June 30, 2017 and 2016 were primarily general and administrative in nature and included legal fees, management and consulting fees, and audit and accounting fees.

Results of Operations for the six months ended June 30, 2017 and 2016

For the six months ended June 30, 2017 and 2016, total revenues were $158,940 and $0, respectively; and net losses were $469,511 and $195,944 respectively.

Total revenue for the six months ended June 30, 2017 were primarily attributable to interest and fees collected in association with the Brightlane RECA portfolio, the sale of real estate holdings, as well as rental and management fee income recognized from the operations of our Brightlife Management subsidiary.  For the six months ended June 30, 2017 we had income from interest and fees collected of $82,813 associated with the Brightlane RECA portfolio, we sold two real estate properties for proceeds of $66,077 (after typical closing costs), and generated an additional $10,050 in proceeds from the operations of our Brightlife Management subsidiary that were comprised of management fees and tenant income.  The two real estate properties sold had an initial cost basis of $44,000.  The resulting gross profit to the Company was $114,940 during the six months ended June 30, 2017.  During the Six months ended June 30, 2017 and 2016, we had selling, general and administrative expenses of $445,563 and $184,607 respectively.  During the six months ended June 30, 2017 and 2016 we incurred interest expenses of $23,388 and $11,337 respectively

On April 28, 2017, we completed the business combination of the Brightlane Homes, Inc subsidiary with the associated Brightlane RECA portfolio.  As a result, we recorded a loss on revaluation of equity interest of $114,500.

The net losses were attributable to operating expenses and other expenses that primarily consisted of expenses related to the implementation of the Company’s business model of a lease-to-own real estate business.  The operating expenses for the six months ended June 30, 2017 and 2016 were primarily general and administrative in nature and included legal fees, management and consulting fees, and audit and accounting fees.

Liquidity and Capital Resources

Liquidity

At June 30, 2017, we had cash and cash equivalents of $267,070. We have incurred negative cash flows from operations since we started our business.  We have spent and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned real estate acquisitions.

For the six months ended June 30, 2017, we recorded a net loss of $469,511.  We had a positive change of $36,310 due to accounts receivable, a positive change of $58,355 due to the accounts payable, a positive change of $12,500 from accrued expenses, a positive change of $22,388 due to accrue interest, a positive change of $23,600 due to investments in real estate and a positive change of $898 due to accumulated depreciation.  In total this resulted in a negative change in net cash used in operating activities of $147,545 for the six months ended June 30, 2017.

We did not pursue any investing activities during the six months ended June 30, 2017.  For the six months ended June 30, 2016, we spent $700 on the purchase of equipment, resulting in a net cash used in investing activities of $700 for the period.

For the six months ended June 30, 2017, we received proceeds of $400,000 from a note payable.  As a result, we had net cash provided by financing activities of $400,000 the six months ended June 30, 2017.

For the six months ended June 30, 2016, we received $110,000 as proceeds from a related party and repaid a demand note payable of $10,723.  As a result, we had net cash provided by financing activities of $99,277 for the six months ended June 30, 2016.

On May 19, 2017, Brightlane – CLOC Acquisitions, L.L.C., a Delaware limited liability company and a wholly owned subsidiary of the registrant entered into a $5,000,000 revolving credit facility with Colony American Finance Lender, LLC, a Delaware limited liability company.  This credit facility is for the acquisition of residential homes providing the Company an acquisition vehicle.  General provisions of the this credit facility are an 18 month term at 9%, with a loan to value of 80%.  To date the Company has not utilized this credit facility.

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

We have no known demands or commitments and are not aware of any events or uncertainties as of June 30, 2017, other than the work commitment previously mentioned, that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources

We had no material commitments for capital expenditures as of June 30, 2017.

Off Balance Sheet Arrangements

There are no off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable because the Company is a smaller reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer who is also our Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer who is also our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer who is also our Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2017, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

2. Subsequent Issuances:

Subsequent to the quarter, the holder of outstanding warrants elected to convert the exercisable warrants into common stock prior to their expiration dates which will result in an issuance of 519,662 shares of common stock not yet issued as of June 30, 2017.

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

Date:  August 14, 2017

By:

/s/ Steve Helm

Steve Helm

President and Chief Executive Officer

(Principal Executive Officer, Principal Accounting Officer

and Principal Financial Officer)