Form 10-Q
period 2017-09-30
BRIGHTLANE CORP.
filed 2017-11-14
CIK 1425289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2017

or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to ________

Commission File Number:   000-54027

BRIGHTLANE CORP.

(Exact name of registrant as specified in its charter)

Nevada	300782905
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes [   ]   No [ X ]

As of November 14, 2017, the registrant had 19,442,667 shares of common stock outstanding.

PART I

Item 1.  Financial Statements.

BRIGHTLANE CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2017	December 31, 2016

ASSETS
Current Assets
Cash and cash equivalents	$231,477	$14,615
Accounts receivable	0	33,687
Accounts receivable – related party	0	2,622
Notes receivable – current portion	270,036	0
Total Current Assets	501,513	50,924
Investment in non-consolidated subsidiary	0	3,085,521
Notes receivable – long term portion	4,336,404	0
Real Estate Owned	20,000	0
Investment in real estate, net	16,308	61,799
Equipment, net	884	884
TOTAL ASSETS	$4,875,109	$3,199,128

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Accounts payable	$20,690	$23,518
Accounts payable – related party	44,031	0
Accrued expenses	68,147	49,253
Accrued interest	66,366	30,424
Acquisition related debt	2,297,794	0
Demand note payable	50,000	50,000
Demand notes payable – related party	400,000	0
Total Current Liabilities	2,947,028	153,195

Convertible notes payable – related party	499,200	499,200
TOTAL LIABILITIES	3,446,228	652,395

STOCKHOLDERS' EQUITY (DEFICIT)
Series A Preferred Voting Stock, $0.001 par value, 1 share authorized, 1 share issued and outstanding	0	0
Series B Preferred Voting Stock, $0.001 par value, 1 share authorized, 1 share issued and outstanding	0	0
Common stock, $0.001 par value, 250,000,000 shares authorized, 19,442,667 and 18,923,005 shares issued and outstanding at September 30, 2017 and December 31, 2016 respectively	19,443	18,923
Additional paid in capital	4,223,571	4,224,091
Accumulated deficit	(2,814,133)	(1,696,281)
TOTAL STOCKHOLDERS' EQUITY	1,428,881	2,546,733
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,875,109	$3,199,128

The accompanying notes to the unaudited condensed financial statements are an integral part of these statements.

BRIGHTLANE CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

REVENUE
Interest income	$98,165	$-	$170,087	$-
Fees	11,975	-	28,868	-
Sale of real estate	52,701	72,484	118,778	72,484
Rental income	2,025	-	6,075	-
Total Revenue	164,866	72,484	323,808	72,484

Cost of property sold	(20,400)	-	(64,400)	-

Gross Profit	144,466	72,484	259,408	72,484

OPERATING EXPENSES
Selling, general and administrative	262,535	122,367	707,947	306,973

OPERATING LOSS	(118,069)	(49,883)	(448,539)	(234,489)

OTHER EXPENSE
Interest expense - related party	13,553	10,225	35,943	19,501
Interest expense - other	1,000	1,000	3,000	3,061
Loss on disposition of assets	533,199	-	533,199	-
Loss on equity interest	-	-	114,500	-

Loss Before Provision for Income Taxes	(665,821)	(61,108)	(1,135,181)	(257,051)

Provision for Income Taxes	-	-	-	-

Net Loss	$(665,821)	$(61,108)	$(1,135,181)	$(257,051)

Net Loss Per Share: Basic and Diluted	$(0.02)	$(0.01)	$(0.02)	$(0.01)

Weighted Average Number of Shares Outstanding: Basic and Diluted	19,352,291	18,923,005	19,067,673	18,923,005

BRIGHTLANE CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2017	2016

OPERATING ACTIVITIES
Net Loss	$(1,135,181)	$(257,051)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation expense	1,490	-
Loss on disposition of assets	533,199	-
Loss on equity interest	114,500	-
Changes in Assets and Liabilities
Accounts receivable	36,309	-
Accounts payable	58,531	5,172
Accrued expenses	18,895	-
Accrued interest	35,943	19,287
Investment in real estate	45,490	(117,900)
NET CASH USED IN OPERATING ACTIVITIES	(290,824)	(350,492)

INVESTING ACTIVITIES
Purchase of equipment	-	(700)
Principal payments of notes receivable	107,686	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	107,686	(700)

FINANCING ACTIVITIES
Proceeds received from related party	-	444,200
Proceeds received for notes payable	400,000	-
Repayment of demand note payable	-	(10,723)
NET CASH PROVIDED BY FINANCING ACTIVITIES	400,000	433,477

NET CHANGE IN CASH	216,862	82,285

Cash and Cash Equivalents - Beginning of Period	14,615	215,881
Cash and Cash Equivalents - End of Period	$231,477	$298,166

Supplemental disclosures:
Cash paid for interest	3,000	3,275
Cash paid for income taxes	-	-

The accompanying notes to the unaudited condensed financial statements are an integral part of these statements.

BRIGHTLANE CORP.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has only generated minimal revenues since inception and has an accumulated deficit of $(2,814,133) as of September 30, 2017. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties.  No assurance can be given that the Company will be successful in these efforts.  Management plans to identify adequate sources of funding to acquire incoming producing homes in addition to refinancing the acquisition related debt.  Either of these situations (or both) cause immediate positive cash flow to be generated.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”).  Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2017 and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Form 10-K for the year ended December 31, 2016 filed with the SEC on April 17, 2017.

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

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized at September 30, 2017 and December 31, 2016.

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

Level 1 -Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 -Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 -Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2017. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.  The Company does not have any assets or liabilities measured at fair value on a recurring basis.

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

NOTE 4 – BUSINESS COMBINATION

On April 28, 2017, we incorporated a wholly-owned subsidiary Brightlane GP, Corp.  The partners of Brightlane RECA, LP amended their Limited Partnership Agreement to admit Brightlane GP, Corp. as a General Partner of Brightlane RECA LP and the former partner transferred all of its General Partner interests and powers to Brightlane GP, Corp. and withdrew as General Partner of Brightlane RECA LP.  This resulted in the financial operations of Brightlane Homes, Inc. and the associated Brightlane RECA portfolio to be reported on a consolidated basis at April 28, 2017.

In accordance with ASC 850-10-25, the Company remeasured to fair value the equity interest at the date that controlling interest was acquired, and recorded a loss of $114,500.

NOTE 5 – ACQUISITION RELATED DEBT

Upon the integration of the Brightlane Home, Inc. subsidiary and the associated Brightlane RECA portfolio, the Company recognized a portfolio of notes receivable totaling $4,885,472 with associated debt due to several third parties in the amount of $2,732,866.  During the three months ended September 30, 2017, there were various routine portfolio adjustments due to paid in full properties, the conversion of income producing assets to REO status, and the return of non-performing properties to the original contributors of the portfolio.  These routine adjustments resulted in notes receivables totaling $4,606,439 with associated debt to several third parties in the amount of $2,297,794 at September 30, 2017.  This debt is guaranteed by the principals of the former general partner.  Brightlane Homes, Inc. and it subsidiaries have agreed to assist and/or facilitate the refinancing or retirement of the acquisition related debt, as soon as practicable.

NOTE 6 – LINE OF CREDIT FACILITY

On May 19, 2017, Brightlane – CLOC Acquisitions, L.L.C., a Delaware limited liability company and a wholly owned subsidiary of the registrant entered into a $5,000,000 revolving credit facility with Colony American Finance Lender, LLC, a Delaware limited liability company.  This credit facility is for the acquisition of residential homes providing the Company an acquisition vehicle.  General provisions of this credit facility are an 18 month term at 9%, with a loan to value of 80%.  To date the Company has not utilized this credit facility.

NOTE 7 – NOTES PAYABLE

On September 30, 2015 the Company borrowed $60,723 from a third party.  The note bears interest at 8% per annum and is payable on demand. Interest is paid quarterly. The note is convertible into common stock of the Company at $0.50 per share.  On January 28, 2016, the Company made a principal payment of $10,723, bringing the outstanding principal to $50,000 on this note.  Interest expense incurred during the nine and three months ended September 30, 2017 was $3,000 and $1,000 respectively.

NOTE 8 – RELATED PARTY TRANSACTIONS

On December 9, 2015, we entered into a subscription agreement to sell one unit consisting of a $250,000 promissory note, one share of Series A Preferred Voting Stock and one share of Series B Preferred Voting Stock to a related-party in exchange for $250,000 and the investor’s agreement to utilize its best efforts to cause a capital injection of up to $3,000,000 into the Company on or before January 1, 2017 (extended to January 1, 2018).  The promissory note carries an interest rate of 6% per annum with a maturity date of December 9, 2018.  The lender may convert into shares of our common stock after one year, at $0.50 per share.  The lender has the option of accruing interest or receiving interest only payment annually.  Interest expense for this note for the nine and three months ended September 30, 2017 was $11,250 and $3,750 respectively.

On March 24, 2016, we received an additional $110,000 in loans from the aforementioned related party as an advance on the commitments this related party has to us.  The promissory note carries an interest rate of 6% per annum with a maturity date of March 24, 2019.  The lender may convert into shares of our common stock after one year, at $0.50 per share.  The lender has the option of accruing interest or receiving interest only payment annually.  Interest expense for this note for the nine and three months ended September 30, 2017 was $4,950 and $1,650 respectively.

On July 27, 2016, we received an additional $499,200 in loans from the aforementioned related party as an advance on the commitments this related party has to us.  The promissory note carries an interest rate of 6% per annum with a maturity date of July 27, 2019.  The lender may convert into shares of our common stock after one year, at $0.50 per share.  The lender has the option of accruing interest or receiving interest only payment annually.  Interest expense for this note for the nine and three months ended September 30, 2017 was $6,247 and $2,105 respectively.

On February 28, 2017 the Company borrowed $400,000 from a related party.  The note bears interest at 6% per annum and is payable on demand.  Interest is accrued quarterly.  Interest expense incurred during the nine and three months ended September 30, 2017 was $13,496 and $6,049 respectively.

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

The Company issued 519,662 shares of its common stock on July 17, 2017.  The holder of certain warrants elected to exercise his right to convert the exercisable warrants on a cashless basis into common stock prior to their expiration dates.

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

(i)Upon conversion of the $250,000 convertible promissory note dated December 9, 2015.

(ii)Upon repayment of the $250,000 convertible promissory note dated December 9, 2015.

(iii)If the Company is not in receipt of a capital injection of $3 million provided by or facilitated by the holder, or its assignee, of the Series A Preferred Voting Stock or the Series B Preferred Voting Stock on or before January 1, 2017 (extended to January 1, 2018).

Warrants issued in connection with sale of common shares

On July 14, 2015, the Company’s Board of Directors, not subject to stockholder approval, approved the Amendment and Restatement of Outstanding Warrants.  The amendments extended the expiry date for a period of one year and added a provision for cashless exercise.

The following table shows the Company's warrants that have been amended and remain outstanding:

	Issue Date	Expiration Date	Number of Warrants	Remaining Life (in Years)
Amended and restated warrant certificate No. 1105	1/9/2014	1/8/2018	175,000	0.27
			175,000

As of September 30, 2017, the Company had issued and outstanding 175,000 warrants that are exercisable at $1.25 per warrant for one share of common stock and remain outstanding, with a weighted average remaining life of .27 years.  The Holder of any warrant may not exercise any portion of the Warrant if such exercise will cause it to own more than 4.99 percent of the Company’s issued and outstanding common stock.

Summary of warrant activities

The following table summarizes information concerning outstanding and exercisable warrants as of September 30, 2017:

	Warrants Outstanding			Warrants Exercisable
Range of exercise prices	Number outstanding	Average remaining life (in years)	Exercise price	Number outstanding	Average remaining life (in years)	Weighted average exercise price

$1.25	175,000	0.27	$1.25	175,000	0.27	$1.25

NOTE 10 – SUBSEQUENT EVENTS

None.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our financial condition and results of operations for the period January 1, 2017 through September 30, 2017 should be read in conjunction with the financial statements, including footnotes, and other information presented elsewhere in this Report on Form 10-Q and the risk factors and the financial statements for the year ended December 31, 2016 and the other information set forth in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on April 17, 2017.  In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 17, 2017.

Working Capital

	September 30, 2017	December 31, 2016
Current Assets	$501,513	$50,924
Current Liabilities	$2,947,028	$153,195
Working Capital	$(2,445,515)	$(102,271)

Cash Flows

	Nine Months Ended September 30,
	2017	2016
Cash Flows Provided by (Used In) Operating Activities	$(290,824)	$(350,492)
Cash Flows used in Investing Activities	$107,686	$(700)
Cash Flows Provided by Financing Activities	$400,000	$433,477
Net change in Cash During Period	$216,862	$82,285

Results of Operations for the three months ended September 30, 2017 and 2016

For the three months ended September 30, 2017 and 2016, total revenues were $164,866 and $72,484, respectively; and net losses were $665,821 and $61,108 respectively.

Total revenue for the three months ended September 30, 2017 was primarily attributable to interest and fees collected in association with the Brightlane RECA portfolio as well as rental and management fee income recognized from the operations of our Brightlife Management subsidiary and sale of real estate.  For the three months ended September 30, 2017 we had income from interest and fees collected of $107,140 associated with the Brightlane RECA portfolio, and generated an additional $5,025 in proceeds from the operations of our Brightlife Management subsidiary that were comprised of management fees and tenant income, and we sold one real estate property for net proceeds of $52,701 (after closing costs).  The real estate property sold had an initial cost basis of $20,400.  The resulting gross profit to the Company was $144,466 during the three months ended September 30, 2017.  During the three months ended September 30, 2017 and 2016, we had selling, general and administrative expenses of $262,535 and $122,367 respectively.  During the three months ended September 30, 2017 and 2016 we incurred interest expenses of $14,553 and $11,225 respectively.

On April 28, 2017, we completed the business combination of the Brightlane Homes, Inc subsidiary with the associated Brightlane RECA portfolio.  During the three months ended September 30, 2017, there were various routine portfolio adjustments due to paid in full properties, the conversion of income producing assets to REO status, and the return of non-performing properties to the original contributors of the portfolio.  These adjustments resulted in a reduction in notes receivables as well as a corresponding reduction in the associated debt to several third parties.  As a result, we recorded a loss on disposition of assets of $533,199 at September 30, 2017.

The net losses were attributable to operating expenses and other expenses that primarily consisted of expenses related to the implementation of the Company’s business model of a lease-to-own real estate business.  The operating expenses for the three months ended September 30, 2017 and 2016 were primarily general and administrative in nature and included legal fees, management and consulting fees, and audit and accounting fees.

Results of Operations for the nine months ended September 30, 2017 and 2016

For the nine months September 30, 2017 and 2016, total revenues were $323,808 and $72,484, respectively; and net losses were $1,135,181 and $257,051 respectively.

Total revenue for the nine months ended September 30, 2017 were primarily attributable to interest and fees collected in association with the Brightlane RECA portfolio, the sale of real estate holdings, as well as rental and management fee income recognized from the operations of our Brightlife Management subsidiary.  For the nine months ended September 30, 2017 we had income from interest and fees collected of $195,955 associated with the Brightlane RECA portfolio, we sold three real estate properties for net proceeds of $118,778 (after closing costs), and generated an additional $9,075 in proceeds from the operations of our Brightlife Management subsidiary that were comprised of management fees and tenant income.  The three estate properties sold had an initial cost basis of $64,400.  The resulting gross profit to the Company was $259,408 during the nine months ended September 30, 2017.  During the nine months ended September 30, 2017 and 2016, we had selling, general and administrative expenses of $707,947 and $306,973 respectively.  During the nine months ended September 30, 2017 and 2016 we incurred interest expenses of $38,943 and $22,562 respectively

On April 28, 2017, we completed the business combination of the Brightlane Homes, Inc subsidiary with the associated Brightlane RECA portfolio.  As a result, we recorded a loss on equity interest of $114,500 at September 30, 2017.  During the nine months ended September 30, 2017, there were various routine portfolio adjustments due to paid in full properties, the conversion of income producing assets to REO status, and the return of non-performing properties to the original contributors of the portfolio.  These adjustments resulted in a reduction in notes receivables as well as a corresponding reduction in the associated debt to several third parties.  As a result, we recorded a loss on disposition of assets of $533,199 at September 30, 2017.

The net losses were attributable to operating expenses and other expenses that primarily consisted of expenses related to the implementation of the Company’s business model of a lease-to-own real estate business.  The operating expenses for the nine months ended September 30, 2017 and 2016 were primarily general and administrative in nature and included legal fees, management and consulting fees, and audit and accounting fees.

Liquidity and Capital Resources

Liquidity

At September 30, 2017, we had cash and cash equivalents of $231,477. We have incurred negative cash flows from operations since we started our business.  We have spent and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned real estate acquisitions.

For the nine months ended September 30, 2017, we recorded a net loss of $1,135,181.  We had a positive change of $36,309 due to accounts receivable, a positive change of $58,531 due to the accounts payable, a positive change of $18,895 from accrued expenses, a positive change of $35,943 due to accrue interest, a positive change of $20,400 due to investments in real estate and a positive change of $592 due to accumulated depreciation.  In total this resulted in a negative change in net cash used in operating activities of $290,824 for the nine months ended September 30, 2017.

For the nine months ended September 30, 2017 we realized payments on note payables due to our integration of the Brightlane Homes, Inc. operation resulting in net cash provided by investing activities of $107,686. For the nine months ended September 30, 2016, we spent $700 on the purchase of equipment, resulting in net cash used in investing activities of $700 for the period.

For the nine months ended September 30, 2017, we received proceeds of $400,000 from a note payable.  As a result, we had net cash provided by financing activities of $400,000 for the nine months ended September 30, 2017.

For the nine months ended September 30, 2016, we received $444,200 as proceeds from a related party and repaid a demand note payable of $10,723.  As a result, we had net cash provided by financing activities of $433,477 for the nine months ended September 30, 2016.

On May 19, 2017, Brightlane – CLOC Acquisitions, L.L.C., a Delaware limited liability company and a wholly owned subsidiary of the registrant entered into a $5,000,000 revolving credit facility with Colony American Finance Lender, LLC, a Delaware limited liability company.  This credit facility is for the acquisition of residential homes providing the Company an acquisition vehicle.  General provisions of this credit facility are an 18 month term at 9%, with a loan to value of 80%.  To date the Company has not utilized this credit facility.

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

We have no known demands or commitments and are not aware of any events or uncertainties as of September 30, 2017, other than the work commitment previously mentioned, that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources

We had no material commitments for capital expenditures as of September 30, 2017.

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

Based upon that evaluation, our Principal Executive Officer who is also our Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2017, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

1. Quarterly Issuances:

During the three months ended September 30, 2017, the holder of outstanding warrants elected to convert the exercisable warrants into common stock prior to their expiration dates which resulted in an issuance of 519,662 shares of common stock on July 17, 2017.

2. Subsequent Issuances:

Subsequent to the quarter, we did not issue any unregistered securities other than as previously disclosed.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1Certification pursuant to Rule 13a-14(a)/15d-14(a) (1)

32.1Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 (1)

101.INSXBRL Instance Document

101.SCHXBRL Taxonomy Extension Schema Document

101.CALXBRL Taxonomy Extension Calculation Linkbase Document

101.DEFXBRL Taxonomy Extension Definition Linkbase Document

101.LABXBRL Taxonomy Extension Label Linkbase Document

101.PREXBR Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

BRIGHTLANE CORP.

Date:  November 14, 2017By:/s/ Steve Helm

Steve Helm

President and Chief Executive Officer

(Principal Executive Officer, Principal Accounting Officer

and Principal Financial Officer)