Form 10-Q/A
period 2017-09-30
BRIGHTLANE CORP.
filed 2017-11-21
CIK 1425289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Yes [   ]   No [ X ]

As of November 21, 2017, the registrant had 19,442,667 shares of common stock outstanding.

EXPLANATORY NOTE

This amendment to the Form 10-Q, as originally filed with the Securities and Exchange Commission on November 14, 2017, is being filed solely to correctly provide the XBRL information.  No further changes were made to the document.

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

BRIGHTLANE CORP.

Date:  November 21, 2017By:/s/ Steve Helm

Steve Helm

President and Chief Executive Officer

(Principal Executive Officer, Principal Accounting Officer

and Principal Financial Officer)