Form 10-K
period 2017-12-31
BRIGHTLANE CORP.
filed 2018-04-02
CIK 1425289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2017

OR

[ ]Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period fromto.

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

YES [X]     NO [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the

Exchange Act.   [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [   ]  NO [X]

The aggregate market value of the issuer’s $0.001 common stock held by non-affiliates of the registrant as of the last day of the registrant’s most recently completed second quarter was $4,493,668.

As of April 2, 2018, the issuer had 19,442,667 shares of common stock outstanding.

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

On December 21, 2015, we completed the agreement to acquire all of the outstanding shares of Brightlane Homes, Inc., which through its wholly owned subsidiary, acquired a 99.9% limited partner interest in Brightlane RECA, LP which was the beneficiary of the Brightlane RECA Trust which owned a portfolio of assets referred to as the Brightlane RECA Portfolio.

In April 2017, the partners of Brightlane RECA, LP amended the Revised Limited Partnership Agreement to admit Brightlane GP, Corp., an affiliate of the Registrant, as a General Partner of BL RECA LP.  Additionally, National Asset Advisors, LLC (NAA) transferred all of its General Partner interests and powers to Brightlane GP Corp. and withdrew as General Partner of Brightlane RECA LP.

On November 21, 2017, the Registrant entered into an Agreement resulting in the following actions:  (1) Brightlane #1, LLC, a subsidiary of Brightlane Homes, Inc., a wholly owned subsidiary of Brightlane Corp., transferred its limited partnership interest in Brightlane RECA LP, the sole beneficiary of the Brightlane RECA Trust, to GP 2002, LLC; and (2) Brightlane GP Corp, a wholly owned subsidiary of Brightlane Corp., transferred its general partnership interest in Brightlane RECA LP, the sole beneficiary of the Brightlane RECA Trust, to GP 2002, LLC.

The Agreement and the associated actions resulted in the termination of all agreements entered into on December 21, 2015 and all subsequent addenda to those agreements.  These actions terminate any rights of the Registrant to the Brightlane RECA Trust, thereby terminating all obligations to the underlying acquisition related debt associated with the assets contributed to the Brightlane RECA Trust.  In addition, per the November 21, 2017 Agreement the parties agreed that:  (1) the RECA Principals as defined in the Brightlane RECA Contribution Agreement agreed to return all of their common stock in the registrant totaling 2,100,013 common shares to the Registrant; and, (2) the RECA Principals agreed to facilitate the transfer of certain assets to Brightlane Homes, Inc., a wholly owned subsidiary of the Registrant.

Brightlane Corp. now concentrates on being a real estate operator providing opportunities in the affordable housing market including reasonable rents and leases plus an opportunity to participate in a right-to-purchase program upon meeting certain criteria. Brightlane acquires single-family homes and portfolios of single-family homes and actively pursues the acquisition of these types of homes through one-off purchases, the purchase of portfolios, and other methods of acquisition.  We service a market that is historically underserved – those seeking living arrangements in the sub $150,000 home market. We continually seek out and make the appropriate investments in ancillary services.

We introduce these new services to our tenants/customers through our Brightlife Management subsidiary thereby offering a broader range of services not normally available in this (and other) market segments. Such services may include private label utilities, credit monitoring services, solar power, discount purchasing programs, and private label credit facilities, among other value-added services in the process of being developed.

While the acquisition of single family residential homes is at the core of Brightlane's strategic intent, we are developing and launching various additional strategic initiatives. Many of these initiatives involve the offering of various ancillary services to current Brightlane Corp. tenants/customers. Such services may include private label utilities, credit monitoring services, solar power, discount purchasing programs, private label credit facilities, among other programs and benefits.

Brightlane is also seeking to expand its business model into multifamily, active adult living, student housing and build-to-rent within the affordable housing space.  We will soon be executing a ground up construction platform of rental single and multifamily products.

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

Market Analysis

Residential housing is the largest real estate asset class in the United States with a total value of $20+ trillion USD, according to the Federal Reserve Flow of Funds release.  According to the U.S. Census Bureau, since 1965, approximately one-third of this asset class has been rentals and single-family homes comprising roughly one-third of all residential rental housing.  Estimated market value for low priced homes (homes each with a value of less than $150,000) is in excess of $90 billion (according to Corelogic and Realty Trac estimates).  In total, there are over $1 billion in single-family investment properties that are owned by a fragmented investor base.

Within the overall rental market, the single-family rental segment has continued to grow its relative market share compared to other types of housing rentals.  The primary factors driving the increase in demand for single-family rental properties are:  (1) constraints on home mortgage financing; and, (2) the displacement of homeowners.  While the affordability of homes has risen, the restrictions on home mortgage financing have made purchasing for would-be home purchasers very difficult.

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

The strategies utilized by institutional buyers have been to acquire homes through porfolio purchases, at auction, and at the court house steps.  These purchases are at distressed prices, and the companies add value to their homes through efficient rennovations.  Efficently purchased homes and rennovations bring high rental yields and the potential for rental price, as well as purchase price appriciation.  We intend to utilize these profitable strategies, as well as others, in the low-income segment of the market, which large institutional buyers have not yet entered.  We are one of the first to attack this segement of the single-family home market due to the expertise and high-touch servicing needed to manage the properties.  While the low-income segment brings challenges, it also has the ability to bring higher returns.

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

SWOT Analysis

Our Competitive Strengths

•Access to Inventory - James Odell Barnes, Jr. has purchased foreclosed homes for nearly 40 years.  Through the experience and connections of James Odell Barnes one of our greatest strengths is access to inventory.

•The Ability to Purchase Superior Value - The knowledge and experience of James Odell Barnes, Jr. and Steve Helm (our President) allows us to purchase properties in the strongest markets, at the best prices.

•High-Touch Management – Our Brightlife Management subsidiary provides the experienced management necessary to make the single-family homes purchased profitable.

•Strong Direction and Management – Steve Helm has approximately 30 years experience in the real estate industry, and James Odell Barnes, Jr. is one of the most experienced buyers of foreclosed homes in the United States.

•Early Market Mover - We are an early market mover in the low-priced, single-family lease-to-own market segment.  Currently, the consolidation of single-family homes is taking place in higher income segments and with more expensive houses than we plan to purchase.

Experienced Management Team

Steve Helm is our Chief Executive Officer and Director.  In addition, on December 10, 2015 the Board of Directors approved the addition of James Odell Barnes, Jr. to the Board; and, in November 2017, David Hill II was appointed to the Board of Directors, and also serves as our Vice President of Business & Legal Affairs.  A brief synopsis of our Board members’ credentials follows:

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

David Hill II, Vice President of Business & Legal Affairs

Mr. Hill has served as our Vice President of Business and Legal Affairs, since August 1, 2016. Mr. Hill is an entrepreneurial attorney. Mr. Hill has counseled and consulted start-ups in regards to equity functions, regulatory issues, business development, and venture capital funding.

Mr. Hill earned a Bachelor of Arts degree in Political Science from Auburn University, a Juris Doctorate from the Cumberland School of Law at Samford University, and a Masters of Law in Law and Entrepreneurship from the Duke University School of Law. Mr. Hill is a member of the State Bar of Georgia.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company co-locates its corporate headquarters with one of Mr. Helm’s business endeavors at 3270 Sul Ross, Houston, Texas 77098.  We benefit from this co-location by having no rent at this facility throughout 2017.

In January of 2016, we established an office consisting of 1,250 square feet for operations in Atlanta, Georgia at 4140 Roswell Road NE.  The lease term was for 12 months automatically renewing annually for an additional 12 months.  Our monthly rent is $1,800.  We plan on increasing the size of this office as required, and are considering eventually making Atlanta, Georgia the location of our executive offices.

ITEM 3.  LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings, and we are not aware of any proceeding pending or threatened against us by any governmental authority or other party.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock has been listed on the OTCMarkets under the symbol “BTLN” since September 22, 2015.  Prior to this, our common stock was listed on the OTCMarkets under the symbol “BNZA” since January 5, 2011, and prior to that on the Bulletin Board under the symbol “CLGC”.

YEAR ENDED DECEMBER 31, 2017	High	Low
Fourth Quarter	$2.84	$1.02
Third Quarter	$3.25	$1.02
Second Quarter	$4.25	$0.51
First Quarter	$1.00	$1.00
YEAR ENDED DECEMBER 31, 2016
Fourth Quarter	$1.10	$0.50
Third Quarter	$1.00	$1.50
Second Quarter	$0.62	$0.62
First Quarter	$0.62	$0.62

Holders

Common Stock

As of the date of this report, there were approximately 29 shareholders of record of our common stock and 19,442,667 shares of common stock deemed outstanding.

The beneficial owners of our common stock holding in excess of 5% are as follows:

Name and Address of Stockholder	Shares	% Owned
David Hill II	4,800,640 (direct) 2,133,618 (indirect) (1)	24.7% 11.1%

Brightlane Acquisition Corp. (2)	6,060,000	31.2%

Lloyd G. Dominick	2,965,729	15.3%

1)David Hill II is the trustee for the James Odell Barnes, Jr. Irrevocable Trust.

2)Peter Hellwig, a related party, has voting control of Brightlane Acquisition Corp.

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

The original holder, Brightlane Acquisition Corp, of the Series A Preferred Voting Stock and Series B Preferred Voting Stock have commitments to the Company to include a loan to the Company on a convertible promissory note dated December 9, 2015 in the amount of $250,000 and to facilitate on a best efforts basis the injection of additional monies to be utilized by the Company in an amount of not less than $3 million prior to January 1, 2017 (extended to January 1, 2019), and the Series A Preferred Voting Stock share be automatically cancelled under the following provisions:

i)Upon conversion of the $250,000 convertible promissory note dated December 9, 2015.

ii)Upon repayment of the $250,000 convertible promissory note dated December 9, 2015.

iii)If the Company is not in receipt of a capital injection of $3 million provided by or facilitated by the holder, or its assignee, of the Series A Preferred Voting Stock or the Series B Preferred Voting Stock on or before January 1, 2017 (extended to January 1, 2019).

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

Per the November 21, 2017 Agreement Principals in RECA as defined in the Brightlane RECA Contribution Agreement agreed to return all of their common stock in the registrant totaling 2,100,013 common shares to the Registrant.

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

The following table shows the Company's warrants that are outstanding:

Issue Date	Expiration Date	Number of Warrant*	Remaining Life (in Years)*
1/9/2014	1/8/2018	175,000	0.02
		175,000

* As of December 31, 2017, the Company had issued 175,000 warrants that are exercisable at $1.25 per warrant for one share of common stock and remain outstanding, with an average remaining life of 0.02 years.  The Holder of any warrant may not exercise any portion of the Warrant if such exercise will cause it to own more than 4.99 percent of the Company’s issued and outstanding common stock.

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

Results of Operations for the years ended December 31, 2017 and 2016

For the year ended December 31, 2017, as compared to the year ended December 31, 2016, total revenues were $133,328 and $168,059, respectively; and net losses from continuing operations were $436,286 and $417,493 respectively.

Total revenue for the year ended December 31, 2017 was primarily attributable to rental and management fee income recognized from the operations of our Brightlife Management subsidiary and sale of real estate.  For the year ended December 31, 2017 we had income from fees collected of $11,450 and generated an additional $8,100 in proceeds from the operations of our Brightlife Management subsidiary that were comprised of management fees and tenant income, and we sold four real estate properties for net proceeds of $113,778 (after closing costs).  The real estate property sold had an cost basis of $64,400, resulting in gross profit to the Company of $49,378 from sales of real estate.  During the year ended December 31, 2017 and 2016 we had selling, general and administrative expenses from continuing operations of $453,745 and $453,766 respectively.  During the year ended December 31, 2017 and 2016 we incurred interest expenses of $51,469 and $32,581 respectively.

The net losses were attributable to operating expenses and other expenses that primarily consisted of expenses related to the implementation of the Company’s business model of a lease-to-own real estate business in addition to payroll, accrual in management fees, employee benefits, the acquisition and management of real estate, rent expenses for our facilities, and accrued interest on our notes payable.  In addition, during the year ended December 31, 2017 we integrated the operation of the Brightlane RECA portfolio, and subsequently in November 2017 we discontinued the operations of a significant portion of this portfolio.  The loss recognized from discontinued operations for the year ended December 31, 2017 was $799,270.

Liquidity

At December 31, 2017, we had cash and cash equivalents of $134,650. We have incurred negative cash flows from operations since we started our business.  We have spent and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned real estate acquisitions.

For the year ended December 31, 2017, we recorded a net loss of $1,235,556.  The losses from continuing operations were $436,286 and losses from discontinued operations were $799,270.  We had an adjustment of $1,900 due to depreciation and an adjustment of $50,744 as a result of accrued interest added to notes.  We had a positive change of $36,309 due to accounts receivable and positive change of $17,891 due to the investment in real estate.  We recorded a positive change of $29,905 from accounts payable, $23,729 from accrued expenses and $471 from accrued interest.  As a result, we had net cash used in operating activities of $279,965 for the year ended December 31, 2017.

For the year ended December 31, 2016, we recorded a net loss of $417,493.  We had an adjustment of $896 due to depreciation.  We had a negative change of $36,309 due to accounts receivable and $62,965 due to the investment in real estate.  We recorded a positive change of $14,000 from accounts payable, $34,253 from accrued expenses and $28,306 from accrued interest, resulting in net cash used in operating activities of $439,312 for the year ended December 31, 2016.

We did not pursue any investing activities during the years ended December 31, 2017 and 2016.

For the year ended December 31, 2017, we received $400,000 as proceeds from a related party convertible note payable.  As a result, we had net cash provided by financing activities of $400,000 for the year ended December 31, 2017.

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

For the year ended December 31, 2017, we recorded a positive change in net cash used in operating activities of $4,627 as a result of discontinued operations.

On May 19, 2017, Brightlane – CLOC Acquisitions, L.L.C., a Delaware limited liability company and a wholly owned subsidiary of the registrant entered into a $5,000,000 revolving credit facility with CoreVest Finance (f/k/a Colony American Finance Lender, LLC).  This credit facility is for the acquisition of residential homes providing the Company an acquisition vehicle.  General provisions of this credit facility are an 18 month term at 9%, with a loan to value of 80%.  To date the Company has not utilized this credit facility at December 31, 2017.

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

We have no known demands or commitments and are not aware of any events or uncertainties as of December 31, 2017, other than the work commitment previously mentioned, that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources

We had no material commitments for capital expenditures as of December 31, 2017 and 2016.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BRIGHTLANE CORP.

INDEX TO AUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNING FIRM

To the Board of Directors and Stockholders of

Brightlane Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Brightlane Corp. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes  (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the consolidated financial statements, The Company has only generated minimal revenues since inception, has sustained operating losses since inception, and has an accumulated deficit of $2,931,837 at December 31, 2017.These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3 to the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Company P.A.

We have served as the Company’s auditors since 2015

Hackensack, New Jersey

April 2, 2018

BRIGHTLANE CORP.

CONSOLIDATED BALANCE SHEET

	December 31, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$134,650	$14,615
Accounts receivable	-	33,687
Accounts receivable - related party	-	2,622
Notes receivable - current portion	41,568	-
Total Current Assets	176,218	50,924

Notes receivable - long term portion	201,696	-
Investment in real estate, net	42,892	61,799
Equipment, net	-	884
Investment in discontinued subsidiary	-	3,085,521
Total Assets	$420,806	$3,199,128

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities
Accounts payable	$53,423	$23,518
Accrued expenses	72,982	49,253
Accrued interest – related parties	26,149	30,424
Demand note payable	51,000	50,000
Current portion of convertible notes payable – related party	280,900	-
Total Current Liabilities	484,454	153,195

Convertible note payable - related party	669,044	499,200
Total Liabilities	1,153,498	652,395

STOCKHOLDERS' EQUITY (DEFICIT)
Series A Preferred Voting Stock, $0.001 par value, 1 share authorized, 1 share issued and outstanding	-	-
Series B Preferred Voting Stock, $0.001 par value, 1 share authorized, 1 share issued and outstanding	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized, 19,442,667 and 18,923,005 shares issued and 17,342,654 and 18,923,005 shares outstanding at December 31, 2017 and 2016, respectively	19,443	18,923
Additional paid in capital	4,223,571	4,224,091
Treasury stock	(2,043,869)	-
Accumulated deficit	(2,931,837)	(1,696,281)
TotalStockholders'Equity	(732,692)	2,546,733
TotalLiabilitiesandStockholders'Equity	$420,806	$3,199,128

The accompanying notes are an integral part of these financial statements.

BRIGHTLANE CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016
REVENUE
Fees	$11,450	$4,150
Sale of real estate	113,778	160,509
Rental income	8,100	3,400
Total Revenue	133,328	168,059

Cost of property sold	(64,400)	(99,205)

Gross Profit	68,928	68,854

OPERATING EXPENSES
Selling, general and administrative	453,745	453,766

NET OPERATING LOSS	(384,817)	(384,912)

OTHER EXPENSES
Interest expense - related party	47,469	28,520
Interest expense - other	4,000	4,061

Loss from continuing operations	(436,286)	(417,493)
Loss from discontinued operations	(799,270)	-

LOSS BEFORE INCOME TAXES	(1,235,556)	(417,493)
Provision for income taxes	-	-
Net loss	$(1,235,556)	$(417,493)

Basic and fully diluted loss per share
Continuing operations	(0.02)	(0.02)
Discontinued operations	(0.04)	-
Net Loss per Share: Basic and Diluted	$(0.06)	$(0.02)

Weighted Average Number of Shares Outstanding: Basic and Diluted	19,162,849	18,923,005

The accompanying notes are an integral part of these financial statements.

BRIGHTLANE CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended December 31, 2017 and 2016

	Common Stock		Series A Preferred Voting Stock		Series B Preferred Voting Stock		Additional Paid-in	Accumulated	Treasury	Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	(Deficit)
Balances at December 31, 2015	18,923,005	$18,923	1	$-	-	$-	$4,224,091	$(1,278,788)	$-	$2,964,226

Net loss	-	-	-	-	-	-	-	(417,493)	-	(417,493)
Balances at December 31, 2016	18,923,005	$18,923	1	$-	1	$-	$4,224,091	$(1,696,281)	$-	$2,546,733

Warrants exercised	519,662	520	-	-	-	-	-520	-	-	-
Return of shares from Brightlane Homes, Inc. shareholders	-	-	-	-	-	-	-	-	(2,043,869)	(2,043,869)
Net loss	-	-	-	-	-	-	-	(1,235,556)	-	(1,235,556)
Balances at December 31, 2017	19,442,667	$19,443	1	$-	1	$-	$4,233,571	$2,931,837	$(2,043,869)	$(732,692)

The accompanying notes are an integral part of these financial statements.

BRIGHTLANE CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(436,286)	$(417,493)
Loss from discontinued operations	(799,270)	-
Net loss	$(1,235,556)	$(417,493)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,900	896
Accrued interest added to notes	50,744	-
Changes in Assets and Liabilities
Accounts receivable	36,309	(36,309)
Investment in real estate	17,891	(62,965)
Accounts payable	29,905	14,000
Accrued expenses	23,729	34,253
Accrued interest	471	28,306
Net cash used in continuing operations	(1,074,607)	(439,312)
Net cash provided by discontinued operating activities	794,642	-
NET CASH USED IN OPERATING ACTIVITIES	(279,965)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible note payable - related party	400,000	609,200
Repayment on convertible note payable - related party	-	(360,000)
Repayment on demand note payable	-	(10,723)
Purchase of equipment	-	(431)
NET CASH PROVIDED BY FINANCING ACTIVITIES	400,000	238,046

Increase (decrease) in cash and cash equivalents	120,035	(201,266)
Cash and cash equivalents at beginning of year	14,615	215,881
Cash and cash equivalents at end of year	$134,650	$14,615

The accompanying notes are an integral part of these financial statements.

BRIGHTLANE CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

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

On December 21, 2015, we completed the agreement to acquire all of the outstanding shares of Brightlane Homes, Inc., which through its wholly owned subsidiary, acquired a 99.9% limited partner interest in Brightlane RECA, LP which was the beneficiary of the Brightlane RECA Trust which owned a portfolio of assets referred to as the Brightlane RECA Portfolio.

In April 2017, the partners of Brightlane RECA, LP amended the Revised Limited Partnership Agreement to admit Brightlane GP, Corp., an affiliate of the Registrant, as a General Partner of BL RECA LP.  Additionally, National Asset Advisors, LLC (NAA) transferred all of its General Partner interests and powers to Brightlane GP Corp. and withdrew as General Partner of Brightlane RECA LP.

On November 21, 2017, the Company entered into an Agreement resulting in the following actions:  (1) Brightlane #1, LLC, a subsidiary of Brightlane Homes, Inc., a wholly owned subsidiary of Brightlane Corp., transferred its limited partnership interest in Brightlane RECA LP, the sole beneficiary of the Brightlane RECA Trust, to GP 2002, LLC; and (2) Brightlane GP Corp, a wholly owned subsidiary of Brightlane Corp., transferred its general partnership interest in Brightlane RECA LP, the sole beneficiary of the Brightlane RECA Trust, to GP 2002, LLC.

The Agreement and the associated actions resulted in the termination of all agreements entered into on December 21, 2015 and all subsequent addenda to those agreements.  These actions terminate any rights of the Company to the Brightlane RECA Trust, thereby terminating all obligations to the underlying acquisition related debt associated with the assets contributed to the Brightlane RECA Trust.  In addition, per the November 21, 2017 Agreement the parties agreed that:  (1) the RECA Principals as defined in the Brightlane RECA Contribution Agreement agreed to return all of their common stock in the registrant totaling 2,100,013 common shares to the Registrant; and, (2) the RECA Principals agreed to facilitate the transfer of certain assets to Brightlane Homes, Inc., a wholly owned subsidiary of the Company.

Brightlane Corp. now concentrates on being a real estate operator providing opportunities in the affordable housing market including reasonable rents and leases plus an opportunity to participate in a right-to-purchase program upon meeting certain criteria. Brightlane acquires single-family homes and portfolios of single-family homes and actively pursues the acquisition of these types of homes through one-off purchases, the purchase of portfolios, and other methods of acquisition.  We service a market that is historically underserved – those seeking living arrangements in the sub $150,000 home market. We continually seek out and make the appropriate investments in ancillary services.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has only generated minimal revenues since inception, has sustained operating losses since inception, and has an accumulated deficit of $(2,931,837) at December 31, 2017. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

Management plans to identify adequate sources of funding to provide operating capital for continued growth.  In addition, Management intends access the $5 million credit facility obtained by its Brightlane – CLOC Acquisitions, LLC subsidiary (see note 6) in order to acquire additional homes that will provide a profitable revenue stream for the Company.

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

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies at December 31, 2017 and 2016.

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

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized at December 31, 2017 or 2016.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2017. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

NOTE 4 – DISCONTINUED OPERATIONS

In April 2017, the partners of Brightlane RECA, LP amended the Revised Limited Partnership Agreement to admit Brightlane GP, Corp., an affiliate of the Registrant, as a General Partner of BL RECA LP.  Additionally, National Asset Advisors, LLC (NAA) transferred all of its General Partner interests and powers to Brightlane GP Corp. and withdrew as General Partner of Brightlane RECA LP.

On November 21, 2017, the Company entered into an Agreement resulting in the following actions:  (1) Brightlane #1, LLC, a subsidiary of Brightlane Homes, Inc., a wholly owned subsidiary of Brightlane Corp., transferred its limited partnership interest in Brightlane RECA LP, the sole beneficiary of the Brightlane RECA Trust, to GP 2002, LLC; and (2) Brightlane GP Corp, a wholly owned subsidiary of Brightlane Corp., transferred its general partnership interest in Brightlane RECA LP, the sole beneficiary of the Brightlane RECA Trust, to GP 2002, LLC.

The Agreement and the associated actions resulted in the termination of all agreements entered into on December 21, 2015 and all subsequent addenda to those agreements.  These actions terminate any rights of the Registrant to the Brightlane RECA Trust, thereby terminating all obligations to the underlying acquisition related debt associated with the assets contributed to the Brightlane RECA Trust.  In addition, per the November 21, 2017 Agreement the parties agreed that:  (1) the RECA Principals as defined in the Brightlane RECA Contribution Agreement agreed to return all of their common stock in the Company totaling 2,100,013 common shares to the Company; and, (2) the RECA Principals agreed to facilitate the transfer of certain assets to Brightlane Homes, Inc., a wholly owned subsidiary of the Company.

	December 31, 2017	December 31, 2016
Interest income	$235,464	-
Fees collected	25,113	-
Portfolio expenses	(125,744)	-
Portfolio servicing fees	(217,973)	-
Portfolio management fees	(75,360)	-
Loss on equity interest	(114,500)	-
Loss on disposition	(526,270)	-
Loss from discontinued operations	$(799,270)	-

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment, net of accumulated depreciation, consisted of the following as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016	Useful Life
Office Equipment	$0	$3,606	3 years
Investment in Real Estate	45,695	62,965	25 years
Less: Accumulated Depreciation	(2,803)	(3,619)
Property, Plant, and Equipment, Net	$42,892	$62,952

Property and equipment are depreciated using the straight-line method. Depreciation expense was $1,900 and $896 for the years ended December 31, 2017 and 2016, respectively, and we disposed of equipment with a value of $3,606 having accumulated depreciation of $2,723.

NOTE 6 – LINE OF CREDIT FACILITY

On May 19, 2017, Brightlane – CLOC Acquisitions, L.L.C., a Delaware limited liability company and a wholly owned subsidiary of the registrant entered into a $5,000,000 revolving credit facility with CoreVest Finance (f/k/a Colony American Finance Lender, LLC).  This credit facility is for the acquisition of residential homes.  General provisions of this credit facility are an 18 month term at 9%, with a loan to value of 80%.  At December 31, 2017 the Company has not utilized this credit facility.

NOTE 7 – NOTES RECEIVABLE

As part of the agreement entered into on November 21, 2017, the Company assumed nine notes receivable totaling $243,264.  These notes are for residential assets.  The terms associated with these notes range from 11 years to 30 years, with interest rates ranging from 9.3% to 10%.  The current portion of these notes is $41,568.

NOTE 8 – NOTES PAYABLE

On September 30, 2015 the Company borrowed $60,723 from a third party.  The note bears interest at 8% and is payable on demand. Interest is paid quarterly. The note is convertible into common stock of the Company at $0.50 per share.  During the year ended December 31, 2016, we repaid a total of $10,723 to the third party toward this note payable, leaving a remain principal balance of $50,000.  The lender elected to have interest accrue for the 3 months ended December 31, 2017 thereby increasing the principal due to $51,000 at December 31,2017. Interest expense incurred during the years ended December 31, 2017 and 2016 was $4,000 and $4,061 respectively.

NOTE 9 – RELATED PARTY TRANSACTIONS AND BALANCES

On December 9, 2015, we entered into a subscription agreement to sell one unit consisting of a $250,000 promissory note, one share of Series A Preferred Voting Stock and one share of Series B Preferred Voting Stock to a related-party in exchange for $250,000 and the investor’s agreement to utilize its best efforts to cause a capital injection of up to $3,000,000.00 into the Company on or before January 1, 2017 (extended to January 1, 2019).  The promissory note carries an interest rate of 6% per annum with a maturity date of December 9, 2018.  The lender may convert into shares of our common stock after one year, at $0.50 per share.  The lender has the option of accruing interest or receiving interest only payment annually. The lender elected to have interest accrued thereby increasing the principal due to $280,900 at December 31,2017. Interest expense for this note for the years ended December 31, 2017 and 2016 was $15,958 and $15,000 respectively.

On March 24, 2016, we received an additional $110,000 in capital from the aforementioned related party as an advance on the commitments this related party has to us.  The promissory note carries an interest rate of 6% per annum with a maturity date of March 24, 2019.  The lender may convert into shares of our common stock after one year, at $0.50 per share.  The lender has the option of accruing interest or receiving interest only payment annually.  The lender elected to have interest accrued thereby increasing the principal due to $116,618 at December 31,2017.  Interest expense for this note for years ended December 31, 2017 and 2016 was $6,926 and $5,077 respectively.

On July 27, 2016, we received an additional $499,200 in capital from the aforementioned related party as an advance on the commitments this related party has to us.  The promissory note carries an interest rate of 6% per annum with a maturity date of July 27, 2019.  The lender may convert into shares of our common stock after one year, at $0.50 per share.  The lender has the option of accruing interest or receiving interest only payment annually.  The lender elected to have interest accrued thereby increasing the principal due to $152,426 at December 31,2017.  During the year ended December 31, 2016, we repaid a total of $360,000 to the related party toward this promissory note.  Interest expense for this note for years ended December 31, 2017 and 2016 was $8,051 and $8,443 respectively.

On February 28, 2017 the Company borrowed $400,000 from a related party.  The promissory note carries an interest rate of 6% per annum with a maturity date of February 28, 2019.  The lender may convert into shares of our common stock after one year, at $0.65 per share.  The lender has the option of accruing interest or receiving interest only payment annually.  Interest expense for this note for year ended December 31, 2017 was $19,545.  In the future, this transaction will not be considered a related party, as the limited partner in the related party also an officer in the Company has resigned his position with the related party.

Mr. Steve Helm sits on the board of directors and also serves as the Company’s Chief Executive Officer.  As compensation for his services we are accruing annual compensation of $25,000 as of January 1, 2016.  Accrued compensation for years ended December 31, 2017 and 2016 was $25,000 and $25,000 respectively.  The amount due for Mr. Helm at December 31, 2017 and 2016 was $57,000 and $25,000, respectively, and is included in accrued expenses on the accompanying balance sheet.

NOTE 10– SHAREHOLDERS’ EQUITY

Common Stock

On December 21, 2015, the Company issued 12,000,000 shares of common stock for the acquisition of Brightlane Homes, Inc.

Per the November 21, 2017 Agreement Principals in RECA as defined in the Brightlane RECA Contribution Agreement agreed to return all of their common stock in the Company totaling 2,100,013 common shares to the Company (see note 4).

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

The original holder, Brightlane Acquisition Corp, of the Series A Preferred Voting Stock and Series B Preferred Voting Stock have commitments to the Company to include a loan to the Company on a convertible promissory note dated December 9, 2015 in the amount of $250,000 and to facilitate on a best efforts basis the injection of additional monies to be utilized by the Company in an amount of not less than $3 million prior to January 1, 2017 (extended to January 1, 2019), and the Series A Preferred Voting Stock share be automatically cancelled under the following provisions:

(i)Upon conversion of the $250,000 convertible promissory note dated December 9, 2015.

(ii)Upon repayment of the $250,000 convertible promissory note dated December 9, 2015.

(iii)If the Company is not in receipt of a capital injection of $3 million provided by or facilitated by the holder, or its assignee, of the Series A Preferred Voting Stock or the Series B Preferred Voting Stock on or before January 1, 2017 (extended to January 1, 2019).

Warrants issued in connection with sale of common shares

On July 14, 2015, the Company’s Board of Directors, not subject to stockholder approval, approved the Amendment and Restatement of Outstanding Warrants.  The amendments extended the expiry date for a period of one year and added a provision for cashless exercise.

The following table shows the Company's warrants that have been amended and remain outstanding:

	Issue Date	Expiration Date	Number of Warrant	Remaining Life (in Years)
Amended and restated warrant certificate No. 1105	1/9/2014	1/8/2018	175,000	0.02
			175,000

As of December 31, 2017, the Company had issued 175,000 warrants that are exercisable at $1.25 per warrant for one share of common stock and remain outstanding, with an average remaining life of 0.02 years.  The Holder of any warrant may not exercise any portion of the Warrant if such exercise will cause it to own more than 4.99 percent of the Company’s issued and outstanding common stock.

Summary of warrant activities

The following table summarizes information concerning outstanding and exercisable warrants as of December 31, 2017:

	Warrants Outstanding			Warrants Exercisable
Range of exercise prices	Number outstanding	Average remaining life (in years)	Exercise price	Number outstanding	Average remaining life (in years)	Weighted average exercise price

$1.25	175,000	0.02	$1.25	175,000	0.02	$1.25

NOTE 11 – INCOME TAXES

The components of deferred tax assets consist of:

	December 31,
	2017	2016
Net operating loss	$452,000	$177,000
Valuation allowance	(452,000)	(177,000)
Deferred tax assets, net of allowance	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	December 31, 2017	December 31, 2016
US Federal statutory rate	(35%)	(35%)
State income tax, net of federal benefit	(5%)	(5%)
Change in valuation allowance	40%	40%
Income tax benefit	-%	-%

The Company has approximately $1,677,000 net operating loss carryforwards that are available to reduce future taxable income. These NOLs begin to expire in 2036. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets for every period because it is more likely than not that all of the deferred tax assets will not be realized.

The Company files U.S. federal and several state tax returns that are subject to audit by tax authorities beginning with the year ended December 31, 2012. The Company’s policy is to classify assessments, if any, for tax and related interest and penalties as tax expense.

The Company’s deferred tax assets and liabilities were remeasured to reflect the reduction in the U.S. corporate income tax rate from 35% to 21%, resulting in a deferred tax expense of $219,000 million for the year ended December 31, 2017 that is still fully valued against as of December 31, 2017. This expense is attributable to the Company being in a net deferred tax asset position at the time of remeasurement. As the company maintains fully valuation allowance, this amount can be seen on the rate reconciliation as an adjustment to deferred tax asset and corresponding valuation allowance.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. We have estimated our provision for income taxes in accordance with the Tax Act and guidance available as of the date of this filing but have kept the full valuation allowance. As a result have recorded no income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted.

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The deferred tax expense recorded in connection with the remeasurement of deferred tax assets is a provisional amount and a reasonable estimate at December 31, 2017 based upon the best information currently available. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Act. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete. The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018.

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosure for the year ended December 31, 2017 and 2016.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2017, the Company’s internal control over financial reporting is ineffective based on those criteria.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Steve Helm is our Chief Executive Officer and Director.  In addition, on December 10, 2015 the Board of Directors approved the addition of James Odell Barnes, Jr. to the Board; and, in November 2017, David Hill II was appointed to the Board of Directors, and also serves as our Vice President of Business & Legal Affairs.  A brief synopsis of our Board members’ credentials follows:

Steve Helm, Age 56, Chairman, President, Chief Executive Officer and Director

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

David Hill II, Age 31, Vice President of Business & Legal Affairs

Mr. Hill has served as our Vice President of Business and Legal Affairs, since August 1, 2016. Mr. Hill is an entrepreneurial attorney. Mr. Hill has counseled and consulted start-ups in regards to equity functions, regulatory issues, business development, and venture capital funding.

Mr. Hill earned a Bachelor of Arts degree in Political Science from Auburn University, a Juris Doctorate from the Cumberland School of Law at Samford University, and a Masters of Law in Law and Entrepreneurship from the Duke University School of Law. Mr. Hill is a member of the State Bar of Georgia.

James Odell Barnes, Jr., Age 66, Director

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

Director Independence

Although our securities do not trade on any national securities exchange, for purposes of independence we use the NASDAQ definition of independence. Our directors, Steven Helm and David Hill II, are not independent because of their positions as executive officers of the Company.  James Odell Barnes, Jr. is independent in accordance with the NASDAQ definition for independence.

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

Based solely on a review of the copies of such forms that were received by the Company, or written representations from certain reporting persons, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company’s fiscal year ended December 31, 2017.  The appropriate filing of Form 3s during fiscal year ended December 31, 2015 occurred by Brightlane Acquisition Corp., David Hill II, James Odell Barnes Jr. Irrevocable Trust and Lloyd G. Dominick upon their respective acquisition of beneficial ownership of in excess of 10% of our common stock, as well as a Form 3 by James Odell Barnes Jr. upon being appointed to the Board of Directors.  The appropriate subsequent Form 4 was filed by James Odell Barnes Jr., being the beneficial owner of the James Odell Barnes Jr. Irrevocable Trust upon it receiving beneficial ownership of our common stock.  Also, Brightlane Acquisition Corp. filed the appropriate subsequent Form 4 upon it receiving 1 share of our Series A Preferred Voting Stock and 1 share of our Series B Preferred Voting Stock.

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

ITEM 11.  EXECUTIVE COMPENSATION

There was no compensation paid in cash or in stock to our Chief Executive Officer for services rendered for each of the years ending December 31, 2017 and 2016.  However, we are accruing an annual compensation for our Chief Executive Office at a rate of $6,250 per quarter for an annual total of $25,000.

David Hill II received compensation as our VP of Business & Legal Affairs for each of the years ending December 31, 2017 and 2016 of $61,750 and $54,000 respectively.

Option/SAR Grants in Last Fiscal Year

None.

Outstanding Equity Awards at Fiscal Year-End

None.

Compensation of Directors

None of the Company’s directors received any compensation for services as directors during the last fiscal year other than as stated above for our Chief Executive Officer.

Equity Compensation Plan Information

Not applicable.

Employment Agreements

None.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2017 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent of the outstanding shares of our common stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group.  As of December 31, 2017, there were 19,442,667 shares of common stock outstanding.

Name and Address of Stockholder	Shares	% Owned
David Hill II	4,800,640 2,133,618 (indirect) (1)	24.7% 11.1%

James Odell Barnes, Jr.	0	0.00%

Steve Helm	0	0.00%

Officers and Directors as a Group	12,994,258	74.93%
(3 persons)

Brightlane Acquisition Corp. (2)	6,060,000	31.2%

Lloyd G. Dominick	2,965,729	15.3%

3)David Hill II is the trustee for the James Odell Barnes, Jr. Irrevocable Trust.

4)Peter Hellwig, a related party, has voting control of Brightlane Acquisition Corp.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. The principal address of each of the stockholders listed below is c/o 3270 Sul Ross, Houston, TX  77098.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees including expenses billed to us for the years ended December 31, 2017 and 2016 for professional services performed:

	2017	2016
Paritz & Company	$28,500	$23,500

Tax Fees	-	-
All Other Fees	-	-
Total	$28,500	$23,500

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) The following financial statements are included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2017:

1.Reports of Independent Registered Public Accounting Firms

2.Balance Sheets as of December 31, 2017 and 2016

3.Statements of Operations for the years ended December 31, 2017 and 2016

4.Statement of Changes in Stockholders’ Equity (Deficit) as of December 31, 2017

5.Statements of Cash Flows for the years ended December 31, 2017 and 2016

6.Notes to the Financial Statements

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

(1)Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

 BRIGHTLANE CORP.

Date:  April 2, 2018By:/s/ Steve Helm

Steve Helm

President and Chief Executive Officer

(Principal Executive Officer, Principal Accounting Officer

and Principal Financial Officer)

/s/Steve Helm

Director

/s/David Hill II

Director

/s/James Odell Barnes, Jr.

Director