Form 10-Q
period 2018-06-30
BRIGHTLANE CORP.
filed 2018-08-14
CIK 1425289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to ________

Commission File Number:   000-54027

BRIGHTLANE CORP.

(Exact name of registrant as specified in its charter)

Nevada	300782905
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1600 West Loop South, Suite 600, Houston, Texas 77056

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

Yes [   ]   No [ X ]

As of August 14, 2018, the registrant had 18,692,654 shares of common stock outstanding.

PART I

Item 1.  Financial Statements.

BRIGHTLANE CORP.

CONSOLIDATED BALANCE SHEET

(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$76,529	$134,650
Notes receivable - current portion	31,643	41,568
Total Current Assets	108,172	176,218

Note Receivable - long term portion	209,398	201,696
Investment in real estate, net	496,810	42,892
TOTAL ASSETS	$814,380	$420,806

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accounts payable	$46,777	$53,423
Accrued expenses	93,290	72,982
Accrued interest	26,989	26,149
Demand note payable	75,000	51,000
Current portion of convertible notes payable	423,424	-
Current portion of convertible notes payable - related party	404,515	280,900
Line of credit	373,850	-
Total Current Liabilities	1,443,845	484,454

Convertible notes payable	63,750	-
Convertible notes payable - related party	152,426	669,044
TOTAL LIABILITIES	1,660,021	1,153,498

STOCKHOLDERS' EQUITY (DEFICIT)
Series A Preferred Voting Stock, $0.001 par value, 1 share authorized, 1 share issued and outstanding	-	-
Series B Preferred Voting Stock, $0.001 par value, 1 share authorized, 1 share issued and outstanding	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized, 17,442,654 and 19,442,667 shares issued and outstanding at June 30, 2018 and December 31, 2017 respectively	17,443	19,443
Additional paid in capital	2,231,702	4,223,571
Treasury stock	-	(2,043,869)
Accumulated deficit	(3,094,786)	(2,931,837)
TOTAL STOCKHOLDERS' EQUITY	(845,641)	(732,692)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$814,380	$420,806

The accompanying notes to the unaudited condensed financial statements are an integral part of these statements.

BRIGHTLANE CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

REVENUE
Interest income	$4,058	$71,921	$10,164	$71,921
Fees	1,850	13,892	4,189	16,892
Sale of real estate	44,116	-	135,830	66,077
Rental income	13,930	2,025	20,668	4,050
Total Revenue	63,954	87,838	170,851	158,940

Cost of property sold	(20,500)	-	(47,500)	(44,000)

Gross Profit	43,454	87,838	123,351	114,940

OPERATING EXPENSES
Selling, general and administrative	127,771	352,557	243,034	445,563

OPERATING LOSS	(84,317)	(264,719)	(119,683)	(330,623)

OTHER EXPENSE
Interest expense - related party	16,096	13,466	31,263	22,388
Interest expense - other	9,640	1,000	12,004	2,000
Loss on revaluation of equity interest	-	114,500	-	114,500

LOSS BEFORE INCOME TAXES	(110,053)	(393,685)	(162,950)	(469,511)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(110,053)	$(393,685)	$(162,950)	$(469,511)

Net Loss Per Share: Basic and Diluted	$(0.01)	$(0.02)	$(0.01)	$(0.02)

Weighted Average Number of Shares Outstanding: Basic and Diluted	17,400,392	18,923,005	18,421,509	18,923,005

The accompanying notes to the unaudited condensed financial statements are an integral part of these statements.

BRIGHTLANE CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(162,950)	$(469,511)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,833	898
Loss on revaluation of equity interest	-	114,500
Changes in Assets and Liabilities
Accounts receivable	-	36,309
Investment in real estate	(461,750)	24,500
Accounts payable	(6,646)	58,130
Accrued expenses	20,308	12,725
Accrued interest	30,261	22,388
NET CASH USED IN OPERATING ACTIVIES	(572,944)	(200,061)

INVESTING ACTIVITIES
Principal payments of notes receivable	2,223	52,516
NET CASH PROVIDED BY INVESTING ACTIVIES	2,223	52,516

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances of line of credit	373,850	-
Proceeds from convertible note payable - related party	-	400,000
Proceeds from convertible note payable	63,750	-
Proceeds from short term loan from officer	75,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	512,600	400,000

NET CHANGE IN CASH	$(58,121)	$252,455

Cash and Cash Equivalents – Beginning of Period	$134,650	$14,615

Cash and Cash Equivalents – End of Period	$76,529	$267,070

The accompanying notes to the unaudited condensed financial statements are an integral part of these statements.

BRIGHTLANE CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has only generated minimal revenues since inception, has sustained operating losses since inception, and has an accumulated deficit of $(3,094,786) at June 30, 2018. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”).  Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as June 30, 2018 and the results of operations and cash flows for the periods presented. The results of operations for the six and three months ended June 30, 2018 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Form 10-K for the year ended December 31, 2017 filed with the SEC on April 2, 2018.

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

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized at June 30, 2018 and December 31, 2017.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2018. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

NOTE 4 – LINE OF CREDIT FACILITY

On May 19, 2017, Brightlane – CLOC Acquisitions, L.L.C., a Delaware limited liability company and a wholly owned subsidiary of the registrant entered into a $5,000,000 revolving credit facility with CoreVest Finance (f/k/a Colony American Finance Lender, LLC).  This credit facility is for the acquisition of residential homes.  General provisions of this credit facility are an 18 month term at 9%, with a loan to value of 80%.  At June 30, 2018 the Company has utilized this credit facility to complete two transactions resulting in the acquisition of real estate assets totaling $488,750 of which $373,850 was financed utilizing the credit facility.

NOTE 5 – NOTES RECEIVABLE

As part of the agreement entered into on November 21, 2017, the Company assumed nine notes receivable totaling $243,264 of which the current balances total $241,041 at June 30, 2018.  These notes are for residential assets.  The terms associated with these notes range from 11 years to 30 years, with interest rates ranging from 9.3% to 10%.  The current portion of these notes is $31,643, and during the six and three months ended June 30, 2018, the principal balances for these notes have been reduced by $2,223 and $1,297 respectively.

NOTE 6 – NOTES PAYABLE

On September 30, 2015 the Company borrowed $60,723 from a third party.  The note bears interest at 8% per annum and is payable on demand. Interest is paid quarterly. The note is convertible into common stock of the Company at $0.50 per share.  On January 28, 2016, the Company made a principal payment of $10,723, bringing the outstanding principal to $50,000 on this note.  The lender elected to have interest accrue for the 3 months ended December 31, 2017 thereby increasing the principal due to $51,000 at December 31,2017.  The Company made a principal and interest payment during the period ended June 30, 2018 totaling $2,020 reducing the principal balance to $50,000 and subsequently on May 9, 2018 the lender elected to exercise his option to convert the remaining $50,000 principal balance into 100,000 shares of common stock reducing the principal balance to $0.  Interest expense incurred during the six and three months ended June 30, 2018 was $1,447 and $427 respectively.

On February 28, 2017 the Company borrowed $400,000 from a third party.  The promissory note carries an interest rate of 6% per annum with a maturity date of February 28, 2019.  The lender may convert into shares of our common stock after one year, at $0.65 per share.  The lender has the option of accruing interest or receiving interest only payment annually.  On the anniversary of this note, the lender elected to have interest accrued thereby increasing the principal due to $423,424 at June 30,2018.  Interest expense for this note for the six and three months ended June 30, 2018 was $12,441 and $6,334 respectively.

On February 5, 2018 the Company issued a note to a third party for the remaining balance owed on properties acquired in a real estate transaction for $63,750.  The promissory note carries an interest rate of 9% per annum with a maturity date of February 5, 2020.  The lender may convert into shares of our common stock after one year, at $0.50 per share.  The lender has the option of accruing interest or receiving interest only payment annually.  Interest expense for this note for the six and three months ended June 30, 2018 was $2,295 and 1,430 respectively.

NOTE 7 – RELATED PARTY TRANSACTIONS

On December 9, 2015, we entered into a subscription agreement to sell one unit consisting of a $250,000 promissory note, one share of Series A Preferred Voting Stock and one share of Series B Preferred Voting Stock to a related-party in exchange for $250,000 and the investor’s agreement to utilize its best efforts to cause a capital injection of up to $3,000,000.00 into the Company on or before January 1, 2017 (extended to January 1, 2019).  The promissory note carries an interest rate of 6% per annum with a maturity date of December 9, 2018.  The lender may convert into shares of our common stock after one year, at $0.50 per share.  The lender has the option of accruing interest or receiving interest only payment annually. On the anniversary of this note, the lender elected to have interest accrued thereby increasing the principal due to $280,900 at June 30, 2018. Interest expense for this note for the six and three months ended June 30, 2018 was $8,357 and $4,202 respectively.

On March 24, 2016, we received an additional $110,000 in capital from the aforementioned related party as an advance on the commitments this related party has to us.  The promissory note carries an interest rate of 6% per annum with a maturity date of March 24, 2019.  The lender may convert into shares of our common stock after one year, at $0.50 per share.  The lender has the option of accruing interest or receiving interest only payment annually.  On the anniversary of this note, the lender elected to have interest accrued thereby increasing the principal due to $123,615 at June 30, 2018.   Interest expense for this note for the six and three months ended June 30, 2018 was $3,584 and $1,849 respectively.

On July 27, 2016, we received an additional $499,200 in capital from the aforementioned related party as an advance on the commitments this related party has to us.  The promissory note carries an interest rate of 6% per annum with a maturity date of July 27, 2019.  The lender may convert into shares of our common stock after one year, at $0.50 per share.  The lender has the option of accruing interest or receiving interest only payment annually.  During the year ended December 31, 2016, we repaid a total of $360,000 to the related party toward this promissory note.  On the anniversary of this note, the lender elected to have interest accrued thereby increasing the principal due to $152,426 at June 30, 2018.  Interest expense for this note for the six and three months ended June 30, 2018 was $4,585 and $2,280 respectively.

NOTE 8– SHAREHOLDERS’ EQUITY

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

Per the November 21, 2017 Agreement Principals in RECA as defined in the Brightlane RECA Contribution Agreement agreed to return all of their common stock in the Company totaling 2,100,013 common shares to the Company.  These share were returned to treasury, and subsequently retired on April 1, 2018.

The Company issued 100,000 shares of its common stock on May 9, 2018, for the conversion of a $50,000 principal balance of a convertible note payable.

There were 17,442,654 common shares issued and outstanding at June 30, 2018.

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

Warrants issued in connection with sale of common shares

At June 30, 2018, the Company did not have any warrants outstanding.

NOTE 9 – SUBSEQUENT EVENTS

On July 3, 2018, the Company issued 1,250,000 shares of its common stock to its Chief Executive Officer in return for a total investment into the Company of $248,938.  The total investment into the Company consisted of a contribution of funds as well as the assumption of certain liabilities and accrued expenses.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our financial condition and results of operations for the period January 1, 2018 through June 30, 2018 should be read in conjunction with the financial statements, including footnotes, and other information presented elsewhere in this Report on Form 10-Q and the risk factors and the financial statements for the year ended December 31, 2017 and the other information set forth in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on April 2, 2018.  In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2018.

Working Capital

	June 30, 2018	December 31, 2017
Current Assets	$108,172	$176,218
Current Liabilities	$1,443,845	$484,454
Working Capital	$(1,335,673)	$(308,236)

Cash Flows

	Six Months Ended June 30,
	2018	2017
Cash Flows Provided by (Used In) Operating Activities	$(572,944)	$(200,061)
Cash Flows Provided by (Used In) Investing Activities	$2,223	$52,516
Cash Flows Provided by Financing Activities	$512,600	$400,000
Net change in Cash During Period	$(58,121)	$252,455

Results of Operations for the three months ended June 30, 2018 and 2017

For the three months ended June 30, 2018 and 2017, total revenues were $63,954 and $87,838, respectively; and net losses were $110,053 and $393,685 respectively.

Total revenue for the three months ended June 30, 2018 were primarily attributable to rental and management fee income recognized from the operations of our Brightlife Management subsidiary and sale of real estate.  For the three months ended June 30, 2018 we sold one real estate property for proceeds of $44,116 (after typical closing costs) and generated an additional $19,838 in proceeds from the operations of our Brightlife Management subsidiary that were comprised of management fees and tenant income.  The property sold had an initial cost basis of $20,500 resulting in gross profit to the Company of $43,454.  During the three months ended June 30, 2018 and 2017, we had selling, general and administrative expenses of $127,771 and $352,557 respectively.  During the three months ended June 30, 2018 and 2017 we incurred interest expenses of $25,736 and $14,466 respectively.

The net losses were attributable to operating expenses and other expenses that primarily consisted of expenses related to the implementation of the Company’s business model of a lease-to-own real estate business in addition to payroll, accrual in management fees, employee benefits, the acquisition and management of real estate, rent expenses for our facilities, and accrued interest on our notes payable.  The operating expenses for the three months ended June 30, 2018 and 2017 were primarily general and administrative in nature and included legal fees, management and consulting fees, and audit and accounting fees.

Results of Operations for the six months ended June 30, 2018 and 2017

For the six months ended June 30, 2018 and 2017, total revenues were $170,851 and $158,940, respectively; and net losses were $162,950 and $469,511 respectively.

Total revenue for the six months ended June 30, 2018 were primarily attributable to rental and management fee income recognized from the operations of our Brightlife Management subsidiary and sale of real estate.  For the six months ended June 30, 2018 we sold three real estate properties for proceeds of $135,830 (after typical closing costs) and generated an additional $35,021 in proceeds from the operations of our Brightlife Management subsidiary that were comprised of management fees and tenant income.  The properties sold had an initial cost basis of $47,500 resulting in gross profit to the Company of $123,351.  During the six months ended June 30, 2018 and 2017, we had selling, general and administrative expenses of $243,034 and $445,563 respectively.  During the six months ended June 30, 2018 and 2017 we incurred interest expenses of $43,267 and $24,388 respectively.

The net losses were attributable to operating expenses and other expenses that primarily consisted of expenses related to the implementation of the Company’s business model of a lease-to-own real estate business in addition to payroll, accrual in management fees, employee benefits, the acquisition and management of real estate, rent expenses for our facilities, and accrued interest on our notes payable.  The operating expenses for the six months ended June 30, 2018 and 2017 were primarily general and administrative in nature and included legal fees, management and consulting fees, and audit and accounting fees.

Liquidity and Capital Resources

Liquidity

At June 30, 2018, we had cash and cash equivalents of $76,529. We have incurred negative cash flows from operations since we started our business.  We have spent and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned real estate acquisitions.

For the six months ended June 30, 2018, we recorded a net loss of $162,950.  We had a positive change in accumulated depreciation of $7,833, negative change in investment in real estate of $461,750, a negative change in accounts payable of $6,646, a positive change in accrued expenses of $20,308 and a positive change in accrued interest of $30,261.  As a resulted, we had net cash used in operating activities of $572,944 for the six months ended June 30, 2018.

For the six months ended June 30, 2017, we recorded a net loss of $469,511.  We had a positive change of $36,309 due to accounts receivable, a positive change of $58,130 due to the accounts payable, a positive change of $12,725 from accrued expenses, a positive change of $22,388 due to accrue interest, a positive change of $24,500 due to investments in real estate and a positive change of $898 due to accumulated depreciation.  In total this resulted in a negative change in net cash used in operating activities of $147,545 for the six months ended June 30, 2017.

For the six months ended June 30, 2018 and 2017, we recorded a positive change in payments on notes receivable of $2,223 and $52,516 respectively.  As a result, for the period ending June 30, 2018 and 2017, we had net cash provided by investing actives of $2,223 and $52,516 respectively.

For the six months ended June 30, 2018, we drew on our line of credit in the amount of $373,850 for the acquisition of multiple real estate assets, and we issued a note in the amount of $63,750 to one of the parties from whom we acquire certain real estate assets for the balance remaining on the homes acquired.  We also received $75,000 on a short-term loan from an officer of the Company which later became part of a larger investment into the Company.  As a result, we had net cash provided by financing activities of $512,600 for the six months ended June 30, 2018.

For the six months ended June 30, 2017, we received proceeds of $400,000 from a note payable.  As a result, we had net cash provided by financing activities of $400,000 for the six months ended June 30, 2017.

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

We have no known demands or commitments and are not aware of any events or uncertainties as of June 30, 2018, other than the work commitment previously mentioned, that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources

We had no material commitments for capital expenditures as of June 30, 2018.

Off Balance Sheet Arrangements

There are no off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable because the Company is a smaller reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer who is also our Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer who is also our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer who is also our Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2018, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

1. Quarterly Issuances:

The Company issued 100,000 shares of its common stock on May 9, 2018, for the conversion of a $50,000 principal balance of a convertible note payable.  These shares were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

2. Subsequent Issuances:

Subsequent to the quarter, we did not issue any unregistered securities other than as previously disclosed.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date:  August 14, 2018 By:/s/ Steve Helm

Steve Helm

President and Chief Executive Officer

(Principal Executive Officer, Principal Accounting Officer

and Principal Financial Officer)

/s/Steve Helm

Director

/s/David Hill II

Director

/s/James Odell Barnes, Jr.

Director