Form 10-Q/A
period 2018-06-30
BRIGHTLANE CORP.
filed 2018-08-21
CIK 1425289

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

Yes [   ]   No [ X ]

As of August 21, 2018, the registrant had 18,692,654 shares of common stock outstanding.

Explanatory Note

This amendment to the Form 10-Q, as originally filed with the Securities and Exchange Commission on August 14, 2018, is being filed solely to correct the Rule 405 website posting requirements disclosure.  No further changes were made to the document.

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

Date:  August 21, 2018 By:/s/ Steve Helm

Steve Helm

President and Chief Executive Officer

(Principal Executive Officer, Principal Accounting Officer

and Principal Financial Officer)

/s/Steve Helm

Director

/s/David Hill II

Director

/s/James Odell Barnes, Jr.

Director