Form 10-K
period 2018-12-31
BRIGHTLANE CORP.
filed 2019-04-16
CIK 1425289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2018

OR

[ ]Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period fromto.

Commission File Number: 000-54027

BRIGHTLANE CORP.

(Name of registrant as specified in in its charter)

Nevada	300782905
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1600 West Loop South, Suite 600

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

YES [   ]  NO [X]

The aggregate market value of the issuer’s $0.001 common stock held by non-affiliates of the registrant as of the last day of the registrant’s most recently completed second quarter was $1,957,120.

As of April 16, 2019, the issuer had 39,692,654 shares of common stock outstanding.

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

In connection with the change of control, our business transitioned to a lease-to-own real estate model.  This business model is oriented around the acquisition of single-family homes and portfolios of single family homes and then lease-to-own the properties whereby the lessees will eventually own the home.  Once the tenants fulfill their obligations under the contract, we will deliver the deed to the lessees.  We actively pursue the acquisition of these types of homes through the purchase of bank REOs, portfolios and other methods of acquisition.

In conjunction with this transition, effective September 22, 2015, we changed our name to Brightlane Corp.

On December 21, 2015, we completed the agreement to acquire all of the outstanding shares of Brightlane Homes, Inc., which through its wholly owned subsidiary, acquired a 99.9% limited partner interest in Brightlane RECA, LP which was the beneficiary of the Brightlane RECA Trust which owned a portfolio of assets referred to as the Brightlane RECA Portfolio.  In April 2017, the partners of Brightlane RECA, LP amended the Revised Limited Partnership Agreement to admit Brightlane GP, Corp., an affiliate of the Registrant, as a General Partner of BL RECA LP.  This resulted in the transfer of all General Partner interests and powers to Brightlane GP Corp.

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

Target Market

Our Target Market is the affordable low cost single-family residential lease-to-own market segment.  This segment is comprised of many people that have been displaced or are unable to own due to bad credit.

Brightlane is also seeking to expand its business model into multifamily, active adult living, student housing and build-to-rent within the affordable housing space.  We are in the process of developing and executing upon executing a ground up construction platform of rental single and multifamily products.

SWOT Analysis

Our Competitive Strengths

•Access to Inventory - James Odell Barnes, Jr. has purchased foreclosed homes for nearly 40 years.  Through the experience and connections of James Odell Barnes one of our greatest strengths is access to inventory.  In addition, Steve Helm’s (our President) access to projects in multi-family and student housing sectors offers even more opportunity and diversity.

•The Ability to Purchase Superior Value - The knowledge and experience of James Odell Barnes, Jr. and Steve Helm allows us to purchase properties in the strongest markets, at the best prices.

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

Employees

As of April 16, 2019, in addition to Steve Helm and the guidance of James Odell Barnes, Jr. we had three full-time employees.

ITEM 1A.  RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company co-locates its corporate headquarters with one of Mr. Helm’s business endeavors at 1600 West Loop South, Suite 600, Houston, Texas 77056.  We benefit from this co-location by having no rent at this facility throughout 2018.

In January of 2016, we established an office consisting of 1,250 square feet for operations in Atlanta, Georgia at 4140 Roswell Road NE.  The lease term was for 12 months automatically renewing annually for an additional 12 months.  Our monthly rent is $1,900.  We plan on increasing the size of this office as required, and are considering eventually making Atlanta, Georgia the location of our executive offices.

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

Holders

Common Stock

As of the date of this report, there were approximately 121 shareholders of record of our common stock and 18,692,654 shares of common stock deemed outstanding.

The beneficial owners of our common stock holding in excess of 5% are as follows:

Beneficial Owner of Securities	Number of Common Shares Owned	Percentage of Common Stock Outstanding
Brightlane Acquisition Corp.	6,060,000	32.4%
David Hill II	4,800,640	25.7%
Lloyd G. Dominick	2,965,729	15.9%
James Odell Barnes, Jr. Irrevocable Trust	2,133,618	11.4%
Stephen C. Helm	1,250,000	6.7%

Preferred Stock

As of the date of this report, there are no shares of our preferred stock outstanding.

At December 31, 2018, there were two types of Preferred Stock outstanding:  (1) Series A Preferred Voting Stock, and (2) Series B Preferred Voting Stock.  There was one (1) share of Series A Preferred Voting Stock, and one (1) share of Series B Preferred Voting Stock issued and outstanding at December 31, 2018.  As of the date of this report there are no preferred shares issued and outstanding.  The Series A Preferred Voting Stock and Series B Preferred Voting Stock were returned to the Company for cancellation (see subsequent events).

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

On January 8, 2018 the remaining 175,000 warrants outstanding expired and were not converted by the Holder of the warrants.

At December 31, 2018 there are no warranted outstanding.

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

Results of Operations for the years ended December 31, 2018 and 2017

For the year ended December 31, 2018, as compared to the year ended December 31, 2017, total revenues were $206,881 and $133,328, respectively; and net losses from continuing operations were $405,854 and $436,286 respectively.

Total revenue for the year ended December 31, 2018 was primarily attributable to rental and management fee income recognized from the operations of our Brightlife Management subsidiary, interest income on our note receivables and sale of real estate.  For the year ended December 31, 2018 we had income from fees collected of $8,595, generated an additional $40,547 in tenant income, and interest on our note receivables of $21,909, and we sold three real estate properties for net proceeds of $135,830 (after closing costs).  The real estate property sold had an cost basis of $47,500, resulting in gross profit to the Company of $88,330 from sales of real estate.  During the year ended December 31, 2018 and 2017 we had selling, general and administrative expenses from continuing operations of $469.277 and $453,745 respectively.  During the year ended December 31, 2018 and 2017 we incurred interest expenses of $95,958 and $51,469 respectively.

The net losses were attributable to operating expenses and other expenses that primarily consisted of expenses related to the implementation of the Company’s business model of a lease-to-own real estate business in addition to payroll, accrual in management fees, employee benefits, the acquisition and management of real estate, rent expenses for our facilities, interest expense on our line of credit, and accrued interest on our notes payable.

Liquidity

At December 31, 2018, we had cash and cash equivalents of $20,578. We have incurred negative cash flows from operations since we started our business.  We have spent and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned real estate acquisitions.

For the year ended December 31, 2018, we recorded a net loss of $405,854.  We had an adjustment of $16,213 due to depreciation and an adjustment of $56,471 as a result of accrued interest added to notes.  We had a negative change of $461,750 due to the investment in real estate, and $29,295 due to accounts payable.  We recorded a positive change of $6,104 in accrued expenses and $11,378 from accrued interest.  As a result, we had net cash used in operating activities of $806,733 for the year ended December 31, 2018.

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

For the year ended December 31, 2018, we recorded a positive change in payments on notes receivable of $7,123.  As a result, for the year ended December 31, 2018, we had net cash provided by investing actives of $7,123.

For the year ended December 31, 2018, we drew on our line of credit in the amount of $373,850 for the acquisition of multiple real estate assets, and we issued a note in the amount of $63,750 to one of the parties from whom we acquired certain real estate assets for the balance remaining on the homes acquired.  On July 3, 2018, the received an investment from its Chief Executive Officer of $248,938 in return for 1,250,000 common shares.  This investment consisted of a contribution of funds as well as the assumption of certain liabilities and accrued expenses.  As a result, we had net cash provided by financing activities of $686,538 for the year ended December 31, 2018.

For the year ended December 31, 2017, we received $400,000 as proceeds from a related party convertible note payable.  As a result, we had net cash provided by financing activities of $400,000 for the year ended December 31, 2017.

For the year ended December 31, 2017, we recorded a positive change in net cash used in operating activities of $4,627 as a result of discontinued operations.

On May 19, 2017, Brightlane – CLOC Acquisitions, L.L.C., a Delaware limited liability company and a wholly owned subsidiary of the registrant entered into a $5,000,000 revolving credit facility with CoreVest Finance (f/k/a Colony American Finance Lender, LLC).  This credit facility is for the acquisition of residential homes providing the Company an acquisition vehicle.  General provisions of this credit facility are an 18 month term at 9%, with a loan to value of 80%.  At December 31, 2018 the Company had utilized this credit facility to complete two transactions resulting in the acquisition of real estate assets totaling $488,750 of which $373,850 was financed utilizing the credit facility.

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

We have no known demands or commitments and are not aware of any events or uncertainties as of December 31, 2018, other than the work commitment previously mentioned, that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources

We had no material commitments for capital expenditures as of December 31, 2018 and 2017.

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

Trends and Uncertainties

We may be subject to liability for failure to comply with the requirements of Regulation 14C under the Securities Exchange Act of 1934 (the “Exchange Act”).  On September 25, 2015 we filed a Form 8-K announcing an amendment to the articles of incorporation which included changing our name to Brightlane Corp., the increase in our authorized capitalization to 350,000,000 shares, and the creation of a preferred class of stock effective on September 22, 2015. We inadvertently did not timely comply with the requirements of Regulation 14C under the Exchange Act.  This would have required us to circulate an information statement describing the corporate action taken by the written consent of a majority of our shareholders at least 20 days prior to the effective date of the corporate action. We did however have super majority shareholder consent as required for amending the articles of incorporation and complied with Rule 10b-17 of the Exchange Act as we timely filed the amendment to the articles of incorporation with the Financial Industry Regulatory Authority (“FINRA”) on September 11, 2015, for this action to be recognized in the market for trading purposes. Previously we viewed filing a Preliminary 14C Information Statement as duplicative of prior filings and the Corporate Action Notification filed with FINRA on September 11, 2015 which did not give rise to appraisal rights to our shareholders.  We have since acknowledged our inadvertent mistake, and in order to cure the error and to comply with Regulation 14C, we filed a Preliminary Information Statement with the SEC on November 23, 2015. The SEC has as part of its comments to the Preliminary Information Statement asked that we include this stated risk factor for the near foreseeable future. The failure to initially comply with Regulation 14C in a timely manner was inadvertent, and while not probable, could cause the SEC to bring an enforcement action or commence litigation against us for failure to comply with Regulation 14C. Such enforcement could subject us to penalties including the payment of fines or damages. Any such claims or actions could cause us to expend financial resources to defend ourselves and could divert the attention of our management from our core business.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable because the Company is a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BRIGHTLANE CORP.

INDEX TO AUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNING FIRM

To the Board of Directors and Stockholders of

Brightlane Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Brightlane Corp.(the Company) as of December 31, 2018, and the related consolidated statement of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company has only generated minimal revenues since inception, has sustained operating losses since inception, and has an accumulated deficit of $3,337,691 and a working capital deficit of $760,123 at December 31, 2018. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Prager Metis CPA’s LLC

We have served as the Company’s auditor since 2018

Hackensack, New Jersey
April 16, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNING FIRM

To the Board of Directors and Stockholders of

Brightlane Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Brightlane Corp. (the Company) as of December 31, 2017, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the consolidated financial statements, The Company has only generated minimal revenues since inception, has sustained operating losses since inception, and has an accumulated deficit at December 31, 2017.These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3 to the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Company P.A.

We have served as the Company’s auditors since 2015

Hackensack, New Jersey

April 2, 2018

BRIGHTLANE CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$20,578	$134,650
Notes receivable - current portion	31,644	41,568
Total Current Assets	52,222	176,218

Notes receivable - long term portion	204,498	201,696
Investment in real estate, net	488,429	42,892
Total Assets	$745,149	$420,806

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities
Accounts payable	$24,128	$53,423
Accrued expenses	79,086	72,982
Accrued interest – related parties	37,527	26,149
Demand note payable	-	51,000
Line of credit	373,850	-
Current portion of convertible notes payable – related party	297,754	280,900
Total Current Liabilities	812,345	484,454

Convertible note payable	487,175	-
Convertible note payable - related party	285,237	669,044
Total Liabilities	1,584,757	1,153,498

STOCKHOLDERS' EQUITY (DEFICIT)
Series A Preferred Voting Stock, $0.001 par value, 1 share authorized, 1 share issued and outstanding	-	-
Series B Preferred Voting Stock, $0.001 par value, 1 share authorized, 1 share issued and outstanding	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized, 118,692,654 and 19,442,667 shares issued and 18,692,654 and 17,342,654 shares outstanding at December 31, 2018 and 2017, respectively	18,693	19,443
Additional paid in capital	2,479,390	4,223,571
Treasury stock	-	(2,043,869)
Accumulated deficit	(3,337,691)	(2,931,837)
Total Stockholders’ Equity	(839,608)	(732,692)
Total Liabilities and Stockholders’ Equity	$745,149	$420,806

The accompanying notes are an integral part of these financial statements.

BRIGHTLANE CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2018	2017
REVENUE
Fees	$8,595	$11,450
Interest	21,909	-
Rental income	40,547	8,100
Sale of real estate	135,830	113,778
Total Revenue	206,881	133,328

Cost of property sold	(47,500)	(64,400)

Gross Profit	159,381	68,928

OPERATING EXPENSES
Selling, general and administrative	469,277	453,745

NET OPERATING LOSS	(309,896)	(384,817)

OTHER EXPENSES
Interest expense - related party	33,669	47,469
Interest expense - other	62,289	4,000

Loss from continuing operations	(405,854)	(436,286)
Loss from discontinued operations	-	(799,270)

LOSS BEFORE INCOME TAXES	(405,854)	(1,235,556)
Provision for income taxes	-	-
Net loss	$(405,854)	$(1,235,556)

Basic and fully diluted loss per share
Continuing operations	(0.02)	(0.02)
Discontinued operations	-	(0.04)
Net Loss per Share: Basic and Diluted	$(0.02)	$(0.06)

Weighted Average Number of Shares Outstanding: Basic and Diluted	18,029,055	19,162,849

The accompanying notes are an integral part of these financial statements.

BRIGHTLANE CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the years ended December 31, 2018 and 2017

	Common Stock		Series A Preferred Voting Stock		Series B Preferred Voting Stock		Additional Paid-in	Accumulated	Treasury	Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	(Deficit)
Balances at December 31, 2015	18,923,005	$ 18,923	1	$ -	-	$-	$4,224,091	$(1,278,788)	$-	2,964,226

Net loss	-	-	-	-	-	-	-	(417,493)	-	(417,493)
Balances at December 31, 2016	18,923,005	$ 18,923	1	$ -	1	$-	$4,224,091	$(1,696,281)	$-	$2,546,733

Warrants exercised	519,662	$ 520	-	$ -	-	$-	$(520)	$-	$-	$-
Return of shares from Brightlane Homes, Inc. shareholders	-	$ -	-	$ -	-	$-	$-	$-	$(2,043,869)	$(2,043,869)
Net loss	-	$ -	-	$ -	-	$-	$-	$(1,235,556)	$-	$(1,235,556)
Balances at December 31, 2017	19,442,667	$ 19,443	1	$ -	1	$-	$4,223,571	$(2,931,837)	$(2,043,869)	$(732,692)

Cancelation of treasury stock	(2,100,013)	$ (2,100)	-	$ -	-	$-	(2,041,769)	-	2,043,869	-
Note conversion	100,000	100	-	-	-	-	49,900	-	-	50,000
Subscription agreement	1,250,000	1,250	-	-	-	-	247,688	-	-	248,938
Net loss	-	-	-	-	-	-	-	(405,854)	-	(405,854)
Balances at December 31, 2018	18,692,654	$ 18,693	1	$ -	1	$-	$2,479,390	$(3,337,691)	$-	$(839,608)

The accompanying notes are an integral part of these financial statements.

BRIGHTLANE CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(405,854)	$(436,286)
Loss from discontinued operations	-	(799,270)
Net loss	$(405,854)	$(1,235,556)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	16,213	1,900
Accrued interest added to notes	56,471	50,744
Changes in Assets and Liabilities
Accounts receivable	-	36,309
Investment in real estate	(461,750)	17,891
Accounts payable	(29,295)	29,905
Accrued expenses	6,104	23,729
Accrued interest	11,378	471
Net cash used in continuing operations	(806,733)	(1,074,607)
Net cash provided by discontinued operating activities	-	794,642
NET CASH USED IN OPERATING ACTIVITIES	(806,733)	(279,965)

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments of notes receivable	7,123	-
NET CASH PROVIDED BY INVESTING ACTIVITIES	7,123	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advance of line of credit	373,850	-
Proceeds from convertible note payable - related party	-	400,000
Proceeds from convertible note payable	63,750	-
Proceeds from subscription investment	248,938	-
Payment on demand note payable	(1,000)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	685,538	400,000

Increase (decrease) in cash and cash equivalents	(114,072)	120,035
Cash and cash equivalents at beginning of year	134,650	14,615
Cash and cash equivalents at end of year	$20,578	$134,650

The accompanying notes are an integral part of these financial statements.

BRIGHTLANE CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

On December 21, 2015, we completed the agreement to acquire all of the outstanding shares of Brightlane Homes, Inc., which through its wholly owned subsidiary, acquired a 99.9% limited partner interest in Brightlane RECA, LP which was the beneficiary of the Brightlane RECA Trust which owned a portfolio of assets referred to as the Brightlane RECA Portfolio.  In April 2017, the partners of Brightlane RECA, LP amended the Revised Limited Partnership Agreement to admit Brightlane GP, Corp., an affiliate of the Registrant, as a General Partner of BL RECA LP.  This resulted in the transfer of all General Partner interests and powers to Brightlane GP Corp.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has only generated minimal revenues since inception, has sustained operating losses since inception, and has an accumulated deficit of $(3,337,691) and a working capital deficit of $760,123 at December 31, 2018. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

Management plans to identify adequate sources of funding to provide operating capital for continued growth.  In addition, Management intends to continue accessing the $5 million credit facility obtained by its Brightlane – CLOC Acquisitions, LLC subsidiary in order to acquire additional homes that will provide a profitable revenue stream for the Company.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the SEC.  The Financial Statements have been prepared under accounting principles generally accepted in the United States of America (“GAAP” accounting). The Company has adopted a December 31 fiscal year end.

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

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies at December 31, 2018 and 2017.

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

Revenue Recognition

Effective January 1, 2018, the Company adopted guidance issued by the FASB regarding recognizing revenue from contracts with customers.  The revenue recognition policies as enumerated below reflect the Company's accounting policies effective January 1, 2018, which did not have a materially different financial statement result than what the results would have been under the previous accounting policies for revenue recognition.

Brightlane Corp.’s revenue results from four sources related to the acquisition/disposal and renting/leasing of real estate properties:

(1)Fees related to the management of properties.  We collect a monthly management fee for each home that we manage on a third party basis for our portfolio clients.  In many instances we also collect late fees.

(2)Interest income on notes receivable.  We carry principle balances on notes receivable and in return for carrying these notes we receive monthly principal and interest payments on these notes receivable.  We apportion the payments as received to reducing the principle balance and book the balance to fees due us as well as interest income.

(3)Rental income on properties we own.  We own properties and rent or lease them to our tenants and book this as rental income.

(4)Sale of real estate.  Periodically, as market conditions allow, we dispose of a property.  Once sold, book the net proceeds after customary closing costs as sale of real estate.

The following table disaggregates revenue by major source for the year ended December 31, 2018:

Year Ended December 31, 2018	Total
Fees Income	$8,595
Interest Income	21,909
Rental Income	40,547
Sale of Real Estate	135,830
Total Revenue	$206,881

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized at December 31, 2018 or 2017.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2018. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

NOTE 4 – DISCONTINUED OPERATIONS

In April 2017, the partners of Brightlane RECA, LP amended the Revised Limited Partnership Agreement to admit Brightlane GP, Corp., an affiliate of the Registrant, as a General Partner of BL RECA LP.  All General Partner interests and powers were transferred to Brightlane GP Corp.

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

	2018	2017
Interest income	-	$ 235,464
Fees collected	-	25,113
Portfolio expenses	-	(125,744)
Portfolio servicing fees	-	(217,973)
Portfolio management fees	-	(75,360)
Loss on equity interest	-	(114,500)
Loss on disposition of assets	-	(526,270)
Loss from discontinued operations	-	$ (799,270)

NOTE 5 – INVESTMENT IN REAL ESTATE

Investment in real estate, net of accumulated depreciation, consisted of the following at of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017	Useful Life
Investment in Real Estate	502,154	45,695	25 years
Less: Accumulated Depreciation	(13,725)	(2,803)
Property, Plant, and Equipment, Net	$488,429	$42,892

Investment in real estate are depreciated using the straight-line method.  Depreciation expense was $10,921 and $1,900 for the years ended December 31, 2018 and 2017, respectively.

NOTE 6 – LINE OF CREDIT FACILITY

On May 19, 2017, Brightlane – CLOC Acquisitions, L.L.C., a Delaware limited liability company and a wholly owned subsidiary of the registrant entered into a $5,000,000 revolving credit facility with CoreVest Finance (f/k/a Colony American Finance Lender, LLC).  This credit facility is for the acquisition of residential homes providing the Company an acquisition vehicle.  General provisions of this credit facility are an 18 month term at 9%, with a loan to value of 80%.  At December 31, 2018 the Company had utilized this credit facility to complete two transactions resulting in the acquisition of real estate assets totaling $488,750 of which $373,850 was financed utilizing the credit facility.  The balance of the line of credit was $373,850 at December 31, 2018.

NOTE 7 – NOTES RECEIVABLE

As part of the agreement entered into on November 21, 2017, the Company assumed nine notes receivable totaling $243,264.  These notes are secured by residential properties.  The terms associated with these notes range from 11 years to 30 years, with interest rates ranging from 9.3% to 10%.  During the year ended December 31, 2018, principal payments towards notes receivables totaled $7,122, reducing notes receivable to $236,142.  The current portion of these notes is $31,644 (which includes principal and interest payments).

NOTE 8 – NOTES PAYABLE

On September 30, 2015 the Company borrowed $60,723 from a third party.  The note bears interest at 8% per annum and is payable on demand. Interest is paid quarterly. The note was convertible into common stock of the Company at $0.50 per share.  On January 28, 2016, the Company made a principal payment of $10,723, bringing the outstanding principal to $50,000 on this note.  The lender elected to have interest accrue for the 3 months ended December 31, 2017 thereby increasing the principal due to $51,000 at December 31,2017.  The Company made a principal and interest payment during the year ended December 31, 2018 totaling $2,020 reducing the principal balance to $50,000 and subsequently on May 9, 2018 the lender elected to exercise his option to convert the remaining $50,000 principal balance into 100,000 shares of common stock reducing the principal balance to $0.  Interest expense incurred during the years ended December 31, 2018 and 2017 was $1,447 and $4,000 respectively.

On February 28, 2017 the Company borrowed $400,000 from a third party.  The promissory note carries an interest rate of 6% per annum with a maturity date of February 28, 2020.  The lender may convert into shares of our common stock after one year, at $0.20 per share.  The lender has the option of accruing interest or receiving interest only payment annually.  On the anniversary of this note, the lender elected to have interest accrued thereby increasing the principal due to $423,424 at December 31, 2018.  On September 20, 2018 the Company and the lender agreed to amend certain terms of the note due to market conditions extending the maturity date by one year and setting the conversion rate to the current $0.20 per share.  Interest expense incurred during the years ended December 31, 2018 and 2017 was $25,248 and $19,545 respectively.

On February 5, 2018 the Company issued a note to a third party for the remaining balance owed on properties acquired in a real estate transaction for $63,750.  The promissory note carries an interest rate of 9% per annum with a maturity date of February 5, 2021.  The lender may convert into shares of our common stock after one year, at $0.20 per share.  The lender has the option of accruing interest or receiving interest only payment annually.  On September 20, 2018 the Company and the lender agreed to amend certain terms of the note due to market conditions extending the maturity date by one year and setting the conversion rate to the current $0.20 per share.  Interest expense incurred during the years ended December 31, 2018 and 2017 was $5,187 and $0 respectively.

NOTE 9 – RELATED PARTY TRANSACTIONS AND BALANCES

On December 9, 2015, we entered into a subscription agreement to sell one unit consisting of a $250,000 promissory note, one share of Series A Preferred Voting Stock and one share of Series B Preferred Voting Stock to a related-party in exchange for $250,000 and the investor’s agreement to utilize its best efforts to cause a capital injection of up to $3,000,000.00 into the Company on or before January 1, 2017 (extended to January 1, 2019).  The promissory note carries an interest rate of 6% per annum with a maturity date of December 9, 2019.  The lender may convert into shares of our common stock after one year, at $0.20 per share.  The lender has the option of accruing interest or receiving interest only payment annually. On the anniversary of this note, the lender elected to have interest accrued thereby increasing the principal due to $297,754 at December 31, 2018. On September 20, 2018 the Company and the lender agreed to amend certain terms of the note due to market conditions extending the maturity date by one year and setting the conversion rate to the current $0.20 per share.  Interest expense incurred during the years ended December 31, 2018 and 2017 was $16,915 and $15,958 respectively.

On March 24, 2016, we received an additional $110,000 in capital from the aforementioned related party as an advance on the commitments this related party has to us.  The promissory note carries an interest rate of 6% per annum with a maturity date of March 24, 2020.  The lender may convert into shares of our common stock after one year, at $0.20 per share.  The lender has the option of accruing interest or receiving interest only payment annually.  On the anniversary of this note, the lender elected to have interest accrued thereby increasing the principal due to $123,615 at December 31, 2018.  On September 20, 2018 the Company and the lender agreed to amend certain terms of the note due to market conditions extending the maturity date by one year and setting the conversion rate to the current $0.20 per share.  Interest expense for this note for years ended December 31, 2018 and 2017 was $7,323 and $6,926 respectively.

On July 27, 2016, we received an additional $499,200 in capital from the aforementioned related party as an advance on the commitments this related party has to us.  The promissory note carries an interest rate of 6% per annum with a maturity date of July 27, 2020  The lender may convert into shares of our common stock after one year, at $0.50 per share.  The lender has the option of accruing interest or receiving interest only payment annually.  During the year ended December 31, 2016, we repaid a total of $360,000 to the related party toward this promissory note.  On the anniversary of this note, the lender elected to have interest accrued thereby increasing the principal due to $161,621 at December 31, 2018.  On September 20, 2018 the Company and the lender agreed to amend certain terms of the note due to market conditions extending the maturity date by one year and setting the conversion rate to the current $0.20 per share.  Interest expense for this note for years ended December 31, 2018 and 2017 was $9,431 and $8,691 respectively.

Mr. Steve Helm sits on the board of directors and also serves as the Company’s Chief Executive Officer.  As compensation for his services we are accruing annual compensation of $25,000 as of January 1, 2016.  We will continue to accrue his compensation at a quarterly rate of $6,250 going forward.  On July 3, 2018, the Company issued 1,250,000 shares of its common stock Mr. Helm in return for a total investment into the Company of $248,938.  The total investment into the Company consisted of a contribution of funds as well as the assumption of certain liabilities and accrued expenses.  The accrued expenses were a result of the accrual resulting from the accrual of the annual compensation at a rate of $6,250 per quarter from January 1, 2016 through May 15, 2018.  From May 15, 2018 through December 31, 2018 we continued to accrue an annual compensation for Mr. Helm at a rate of $6,250 per quarter.  Accrued compensation for years ended December 31, 2018 and 2017 was $15,625 and $25,000 respectively.

NOTE 10– SHAREHOLDERS’ EQUITY

Common Stock

On December 21, 2015, the Company issued 12,000,000 shares of common stock for the acquisition of Brightlane Homes, Inc.

Per the November 21, 2017 Agreement Principals in RECA as defined in the Brightlane RECA Contribution Agreement agreed to return all of their common stock in the Company totaling 2,100,013 common shares to the Company (see note 4).  These shares were returned to treasury and subsequently retired on April 1, 2018.

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

Preferred Stock

As of the date of this report, there are no shares of our preferred stock outstanding.

At December 31, 2018, there were two types of Preferred Stock outstanding:  (1) Series A Preferred Voting Stock, and (2) Series B Preferred Voting Stock.  There was one (1) share of Series A Preferred Voting Stock, and one (1) share of Series B Preferred Voting Stock issued and outstanding at December 31, 2018.  As of the date of this report there are no preferred shares issued and outstanding.  The Series A Preferred Voting Stock and Series B Preferred Voting Stock were returned to the Company for cancellation (see subsequent events).

Warrants issued in connection with sale of common shares

On July 14, 2015, the Company’s Board of Directors, not subject to stockholder approval, approved the Amendment and Restatement of Outstanding Warrants.  The amendments extended the expiry date for a period of one year and added a provision for cashless exercise.

On January 8, 2018 the remaining 175,000 warrants outstanding expired and were not converted by the Holder of the warrants.

At December 31, 2018 there are no warranted outstanding.

The Company has no other potentially dilutive securities as of the date of this report.

NOTE 11 – INCOME TAXES

The components of deferred tax assets consist of:

	December 31,
	2018	20177
Net operating loss	$257,000	$152,000
Valuation allowance	(257,000)	(152,000)
Deferred tax assets, net of allowance	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	December 31, 2018	December 31, 2017
US Federal statutory rate	(21%)	(35%)
State income tax, net of federal benefit	(5%)	(5%)
Change in valuation allowance	26%	40%
Income tax benefit	-%	-%

The Company has approximately $990,000 net operating loss carryforwards that are available to reduce future taxable income. These NOLs begin to expire in 2036.  In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets for every period because it is more likely than not that all of the deferred tax assets will not be realized.

The Company files U.S. federal and several state tax returns that are subject to audit by tax authorities beginning with the year ended December 31, 2012. The Company’s policy is to classify assessments, if any, for tax and related interest and penalties as tax expense.

The Company’s deferred tax assets and liabilities were remeasured to reflect the reduction in the U.S. corporate income tax rate from 35% to 21%, resulting in a deferred tax expense of $219,000 as of December 31, 2017 that is still fully valued against as of December 31, 2018. This expense is attributable to the Company being in a net deferred tax asset position at the time of remeasurement. As the company maintains fully valuation allowance, this amount can be seen on the rate reconciliation as an adjustment to deferred tax asset and corresponding valuation allowance.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2018, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. We have estimated our provision for income taxes in accordance with the Tax Act and guidance available as of the date of this filing but have kept the full valuation allowance. As a result have recorded no income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted.

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The deferred tax expense recorded in connection with the remeasurement of deferred tax assets is a provisional amount and a reasonable estimate at December 31, 2018 based upon the best information currently available. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Act. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2019 when the analysis is complete. The accounting is expected to be complete when the 2018 U.S. corporate income tax return is filed in 2019.

NOTE 12 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation the following material events have occurred that require disclosure.

On March 12, 2019, the Company terminated the subscription agreement entered into with Brightlane Acquisition Corp. (the “Investor”). on December 9, 2015.  The Investor is an affiliate shareholder of the Company.  Pursuant to this agreement, the Company sold a $250,000 promissory note, one share of Series A Preferred Voting Stock, and one share of Series B Preferred Voting Stock to the Investor in exchange for $250,000 and for the Investor’s agreement to utilize its best efforts to cause a capital injection of up to $3,000,000 into the Company on or before January 1, 2017.  This agreement has been renewed up through March 12, 2019.  The agreement was terminated due to the Board determining that it was no longer desirable to continue extending the agreement.  As a result of this termination, the Series A and Series B Preferred Voting Stock has been returned to the Company for cancellation.  There are no penalties incurred by terminating this agreement.

On April 3, 2019, the board of directors of Brightlane Corp., approved a share exchange agreement with VAT Bridge Ltd., a United Kingdom based entity.  Pursuant to this agreement, Brightlane will issue 21,000,000 common shares to the owners of VAT Bridge in return for all outstanding shares of VAT Bridge.  These shares shall be issued to VAT Bridge shareholders proportionately to their current ownership interest in VAT Bridge.  As a result of this agreement, VAT Bridge will become a wholly owned subsidiary of Brightlane.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosure for the year ended December 31, 2018 and 2017.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2018, the Company’s internal control over financial reporting is ineffective based on those criteria.

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

Changes in Internal Control

There have been no changes in internal controls over the financial reporting that occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2018, that has materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Steve Helm, Age 57, Chairman, President, Chief Executive Officer and Director

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

David Hill II, Age 32, Vice President of Business & Legal Affairs

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

James Odell Barnes, Jr., Age 67, Director

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

Based solely on a review of the copies of such forms that were received by the Company, or written representations from certain reporting persons, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company’s fiscal year ended December 31, 2018.

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

ITEM 11.  EXECUTIVE COMPENSATION

On July 3, 2018, the Company issued 1,250,000 shares of its common stock to its Chief Executive Officer in return for a total investment into the Company of $248,938.  The total investment into the Company consisted of a contribution of funds as well as the assumption of certain liabilities and accrued expenses.  The accrues expenses were a result of the accrual resulting from the accrual an annual compensation for our Chief Executive Office at a rate of $6,250 per quarter for an annual total of $25,000 from January 1, 2016 through May 15, 2018.  From May 15, 2018 through December 31, 2018 we continued to accrue an annual compensation for our Chief Executive Office at a rate of $6,250 per quarter.

David Hill II received compensation as our VP of Business & Legal Affairs for each of the years ending December 31, 2018 and 2017 of $51,163 and $66,772 respectively.

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

Employment Agreements

None.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2018 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent of the outstanding shares of our common stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group.  As of December 31, 2018, there were 18,692,654 shares of common stock outstanding.

Name and Address of Stockholder	Shares	% Owned
David Hill II	4,800,640 2,133,618 (indirect) (1)	25.7% 11.4%

James Odell Barnes, Jr.	0	0.00%

Steve Helm	1,250,000	6.7%

Officers and Directors as a Group	8,184,258	43.8%
(3 persons)

Brightlane Acquisition Corp. (2)	6,060,000	32.4%

Lloyd G. Dominick	2,965,729	15.9%

1)David Hill II is the trustee for the James Odell Barnes, Jr. Irrevocable Trust.

2)Peter Hellwig, a related party, has voting control of Brightlane Acquisition Corp.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. The principal address of each of the stockholders listed below is c/o 1600 West Loop South, Suite 600, Houston, Texas 77056.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees including expenses billed to us for the years ended December 31, 2018 and 2017 for professional services performed:

	2018	2017
Prager Metis CPA’s, LLC	$30,000	$28,500

Tax Fees	$1,750	-
All Other Fees	-	-
Total	$31,750	$28,500

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) The following financial statements are included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2018:

1.Reports of Independent Registered Public Accounting Firms

2.Balance Sheets as of December 31, 2018 and 2017

3.Statements of Operations for the years ended December 31, 2018 and 2017

4.Statement of Changes in Stockholders’ Equity (Deficit) as of December 31, 2018

5.Statements of Cash Flows for the years ended December 31, 2018 and 2017

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

Date:  April 16, 2019By:/s/ Steve Helm

Steve Helm

President and Chief Executive Officer

(Principal Executive Officer, Principal Accounting Officer

and Principal Financial Officer)

/s/Steve Helm

Director

/s/David Hill II

Director

/s/James Odell Barnes, Jr.

Director