Form 10-Q
period 2019-03-31
BRIGHTLANE CORP.
filed 2019-05-15
CIK 1425289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

or

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

Yes [X ]   No [  ]

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

Shares registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]   No [ X ]

As of May 15, 2019, the issuer had 39,692,654 shares of common stock outstanding.

BRIGHTLANE CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$37,303	$20,578
Notes receivable - current portion	31,644	31,644
Total Current Assets	68,947	52,222

Notes receivable - long term portion	201,888	204,498
Investment in real estate, net	483,424	488,429
Total Assets	$754,259	$745,149

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities
Accounts payable	$12,497	$24,128
Accrued expenses	58,715	79,086
Accrued interest	16,365	37,527
Line of credit	567,058	373,850
Current portion of convertible note payable	448,900	-
Current portion of convertible note payable – related party	428,786	297,754
Total Current Liabilities	1,532,321	812,345

Convertible note payable	69,503	487,175
Convertible note payable – related party	161,622	285,237
Total Liabilities	1,763,446	1,584,757

STOCKHOLDERS' EQUITY (DEFICIT)
Series A Preferred Voting Stock, $0.001 par value, 1 share authorized, 0 and 1 share issued and outstanding at March 31, 2019 and December 31, 2018 respectively	-	-
Series B Preferred Voting Stock, $0.001 par value, 1 share authorized, none and 1 share issued and outstanding at March 31, 2019 and December 31, 2018 respectively	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized, 18,692,654 shares issued and outstanding at March 31, 2019 and December 31, 2018	18,693	18,693
Additional paid in capital	2,479,390	2,479,390
Treasury stock	-	-
Accumulated deficit	(3,507,270)	(3,337,691)
Total Stockholders’ Equity	(1,009,187)	(839,608)
Total Liabilities and Stockholders’ Equity	$754,259	$745,149

The accompanying notes are an integral part of these financial statements.

BRIGHTLANE CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2019	2018
REVENUE
Fees	$1,714	$8,445
Interest	4,607	-
Rental income	15,503	6,738
Sale of real estate	-	91,713
Total Revenue	21,824	106,896

Cost of property sold	-	(27,000)

Gross Profit	21,824	79,896

OPERATING EXPENSES
Selling, general and administrative	165,508	115,263

NET OPERATING LOSS	(143,684)	(35,367)

OTHER EXPENSES
Interest expense - related party	8,462	8,195
Interest expense - other	17,443	9,335

LOSS BEFORE INCOME TAXES	$(169,579)	$(52,897)
Provision for income taxes		-
Net loss	$(169,579)	$(52,897)

Basic and fully diluted loss per share	(0.01)	(0.01)

Weighted Average Number of Shares Outstanding: Basic and Diluted	18,692,654	17,342,654

The accompanying notes are an integral part of these financial statements.

BRIGHTLANE CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Series A Preferred Voting Stock		Series B Preferred Voting Stock		Additional Paid-In	Accumulated	Treasury	Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	(Deficit)
Balances at January 1, 2018	19,422,667	$19,443	1	$-	1	$-	$4,223,571	$(2,931,837)	$(2,043,869)	$(732,691)
Net loss	-	-	-	-	-	-	-	(52,897)	-	(52,897)
Balances at March 31, 2018	19,422,667	$19,443	1	$-	1	$-	$4,223,571	$(2,984,734)	$(2,043,869)	$(785,588)

	Common Stock		Series A Preferred Voting Stock		Series B Preferred Voting Stock		Additional Paid-In	Accumulated	Treasury	Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	(Deficit)
Balances at January 1, 2019	18,692,654	$18,693	1	$-	1	$-	$2,479,390	$(3,337,691)	$ -	$(839,609)
Cancellation of preferred stock	-	-	(1)	-	(1)	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	(169,579)	-	(169,579)
Balances at March 31, 2019	18,692,654	$18,693	-	$-	-	$-	$2,479,390	$(3,507,270)	$ -	$(1,009,187)

The accompanying notes are an integral part of these financial statements.

BRIGHTLANE CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(169,579)	$(52,897)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,005	2,810
Accrued interest added to notes	38,645	30,421
Changes in Assets and Liabilities
Accounts receivable	-	(926)
Investment in real estate	-	(482,250)
Accounts payable	(11,631)	(4,494)
Accrued expenses	(20,371)	6,250
Accrued interest	(21,162)	(15,255)
NET CASH USED IN OPERATING ACTIVITIES	$(179,093)	$(516,341)

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments of notes receivable	2,610	-
NET CASH PROVIDED BY INVESTING ACTIVITIES	2,610	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advance of line of credit	193,208	373,850
Proceeds from convertible note payable	-	63,750
Payment on demand note payable	-	(1,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	$193,208	$436,600

Increase (decrease) in cash and cash equivalents	$16,725	$(79,741)
Cash and cash equivalents at beginning of period	20,578	134,650
Cash and cash equivalents at end of period	$37,303	$54,909

The accompanying notes are an integral part of these financial statements.

BRIGHTLANE CORP.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has only generated minimal revenues since inception, has sustained operating losses since inception, and has an accumulated deficit of $(3,507,270) and a working capital deficit of $1,463,374 at March 31, 2019.  These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

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

The following table disaggregates revenue by major source for the three months ended March 31, 2019:

Year Ended March 31, 2019	Total
Fees Income	$1,714
Interest Income	4,607
Rental Income	15,503
Total Revenue	$21,824

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized at March 31, 2019 and December 31, 2018.  The Company has provided a full valuation allowance for its deferred tax asset resulting from net operating losses.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2019. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

NOTE 4 – LINE OF CREDIT FACILITIES

On May 19, 2017, Brightlane – CLOC Acquisitions, L.L.C., a Delaware limited liability company and a wholly owned subsidiary of the registrant entered into a $5,000,000 revolving credit facility with CoreVest Finance (f/k/a Colony American Finance Lender, LLC).  This credit facility is for the acquisition of residential homes providing the Company an acquisition vehicle.  General provisions of this credit facility are an 18 month term at 9%, with a loan to value of 80%.  At March 31, 2019 the Company had utilized this credit facility to complete two transactions resulting in the acquisition of real estate assets totaling $488,750 of which $373,850 was financed utilizing the credit facility.  The balance of the line of credit was $373,850 at March 31, 2019.

On February 15, 2019, we entered into a loan agreement with a UK-based lender to provide funding to the Company on an as required basis.  The Company provides funding requests to the lender for general and administrative expenses, which once approved, provide adequate working capital for the Company to fund operations.  The general provision for this credit facility is a one year term at 10% interest per annum which is paid following the close of each quarter.  At March 31, 2019 the Company received advances on this credit facility in the amount of $193,208, and has incurred interest expenses of $1,118.

NOTE 5 – NOTES RECEIVABLE

As part of the agreement entered into on November 21, 2017, the Company assumed nine notes receivable totaling $243,264.  These notes are secured by residential properties.  The terms associated with these notes range from 11 years to 30 years, with interest rates ranging from 9.3% to 10%.  During the three months ended March 31, 2019, principal payments towards notes receivables totaled $2,610, reducing notes receivable to $233,532.  The current portion of these notes is $31,644.

NOTE 6 – NOTES PAYABLE

On September 30, 2015 the Company borrowed $60,723 from a third party.  The note bears interest at 8% per annum and is payable on demand. Interest is paid quarterly. The note was convertible into common stock of the Company at $0.50 per share.  On January 28, 2016, the Company made a principal payment of $10,723, bringing the outstanding principal to $50,000 on this note.  The lender elected to have interest accrue for the 3 months ended December 31, 2017 thereby increasing the principal due to $51,000 at December 31,2017.  The Company made a principal and interest payment during the year ended December 31, 2018 totaling $2,020 reducing the principal balance to $50,000 and subsequently on May 9, 2018 the lender elected to exercise his option to convert the remaining $50,000 principal balance into 100,000 shares of common stock reducing the principal balance to $0.  Interest expense incurred during the three months ended March 31, 2019 and the year ended December 31, 2018 was $0 and $1,447 respectively.

On February 28, 2017 the Company borrowed $400,000 from a third party.  The promissory note carries an interest rate of 6% per annum with a maturity date of February 28, 2020.  The lender may convert into shares of our common stock after one year, at $0.20 per share.  The lender has the option of accruing interest or receiving interest only payment annually.  On the anniversary of this note, the lender elected to have interest accrued thereby increasing the principal due to $423,424 at December 31, 2018.  On September 20, 2018 the Company and the lender agreed to amend certain terms of the note due to market conditions extending the maturity date by one year and setting the conversion rate to the current $0.20 per share.  Interest expense incurred during the three months ended March 31, 2019 and the year ended December 31, 2018 was $6,394 and $25,248 respectively.

On February 5, 2018 the Company issued a note to a third party for the remaining balance owed on properties acquired in a real estate transaction for $63,750.  The promissory note carries an interest rate of 9% per annum with a maturity date of February 5, 2021.  The lender may convert into shares of our common stock after one year, at $0.20 per share.  The lender has the option of accruing interest or receiving interest only payment annually.  On September 20, 2018 the Company and the lender agreed to amend certain terms of the note due to market conditions extending the maturity date by one year and setting the conversion rate to the current $0.20 per share.  Interest expense incurred during the three months ended March 31, 2019 and the year ended December 31, 2018 was $1,508 and $5,187 respectively.

NOTE 7 – RELATED PARTY TRANSACTIONS

On December 9, 2015, we entered into a subscription agreement to sell one unit consisting of a $250,000 promissory note, one share of Series A Preferred Voting Stock and one share of Series B Preferred Voting Stock to a related-party in exchange for $250,000 and the investor’s agreement to utilize its best efforts to cause a capital injection of up to $3,000,000.00 into the Company on or before January 1, 2017 (extended to January 1, 2019).  The promissory note carries an interest rate of 6% per annum with a maturity date of December 9, 2019.  The lender may convert into shares of our common stock after one year, at $0.20 per share.  The lender has the option of accruing interest or receiving interest only payment annually. On the anniversary of this note, the lender elected to have interest accrued thereby increasing the principal due to $297,754 at December 31, 2018. On September 20, 2018 the Company and the lender agreed to amend certain terms of the note due to market conditions extending the maturity date by one year and setting the conversion rate to the current $0.20 per share.  Interest expense incurred during the three months ended March 31, 2019 and the year ended December 31, 2018 was $4,405 and $16,915 respectively.

On March 24, 2016, we received an additional $110,000 in capital from the aforementioned related party as an advance on the commitments this related party has to us.  The promissory note carries an interest rate of 6% per annum with a maturity date of March 24, 2020.  The lender may convert into shares of our common stock after one year, at $0.20 per share.  The lender has the option of accruing interest or receiving interest only payment annually.  On the anniversary of this note, the lender elected to have interest accrued thereby increasing the principal due to $123,615 at December 31, 2018.  On September 20, 2018 the Company and the lender agreed to amend certain terms of the note due to market conditions extending the maturity date by one year and setting the conversion rate to the current $0.20 per share.  Interest expense incurred during the three months ended March 31, 2019 and the year ended December 31, 2018 was $1,839 and $7,323 respectively.

On July 27, 2016, we received an additional $499,200 in capital from the aforementioned related party as an advance on the commitments this related party has to us.  The promissory note carries an interest rate of 6% per annum with a maturity date of July 27, 2020  The lender may convert into shares of our common stock after one year, at $0.50 per share.  The lender has the option of accruing interest or receiving interest only payment annually.  During the year ended December 31, 2016, we repaid a total of $360,000 to the related party toward this promissory note.  On the anniversary of this note, the lender elected to have interest accrued thereby increasing the principal due to $161,621 at December 31, 2018.  On September 20, 2018 the Company and the lender agreed to amend certain terms of the note due to market conditions extending the maturity date by one year and setting the conversion rate to the current $0.20 per share.  Interest expense incurred during the three months ended March 31, 2019 and the year ended December 31, 2018 was $2,391 and $9,431 respectively.

Mr. Steve Helm sits on the board of directors and also serves as the Company’s Chief Executive Officer.  As compensation for his services we are accruing annual compensation of $25,000 as of January 1, 2016.  We will continue to accrue his compensation at a quarterly rate of $6,250 going forward.  On July 3, 2018, the Company issued 1,250,000 shares of its common stock to Mr. Helm in return for a total investment into the Company of $248,938.  The total investment into the Company consisted of a contribution of funds as well as the assumption of certain liabilities and accrued expenses.  The accrued expenses were a result of the accrual of the annual compensation at a rate of $6,250 per quarter from January 1, 2016 through May 15, 2018.  From May 15, 2018 through March 31, 2019 we continued to accrue an annual compensation for Mr. Helm at a rate of $6,250 per quarter.  Accrued compensation for the three months ended March 31, 2019 and the year ended December 31, 2018 was $6,250 and $15,625 respectively.

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

No issuance of the Company’s common stock occurred during the three months ended March 31, 2019.

There were 18,692,654 common shares issued and outstanding at March 31, 2019.

Preferred Stock

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

At March 31, 2019, there is no preferred stock outstanding.

Warrants issued in connection with sale of common shares

At March 31, 2019 there are no warrants outstanding.

NOTE 9 – SUBSEQUENT EVENTS

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our financial condition and results of operations for the period January 1, 2019 through March 31, 2019 should be read in conjunction with the financial statements, including footnotes, and other information presented elsewhere in this Report on Form 10-Q and the risk factors and the financial statements for the year ended December 31, 2018 and the other information set forth in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on April 16, 2019.  In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2019.

Working Capital

	March 31, 2019	December 31, 2018
Current Assets	$68,947	$52,222
Current Liabilities	$1,532,321	$812,345
Working Capital	$(1,463,374)	$(760,123)

Cash Flows

	Three Months Ended March 31,
	2019	2018
Cash Flows Provided by (Used In) Operating Activities	$(179,093)	$(516,341)
Cash Flows used in Investing Activities	$2,610	$-
Cash Flows Provided by Financing Activities	$193,208	$436,600
Net change in Cash During Period	$16,725	$(79,741)

Results of Operations for the three months ended March 31, 2019 and 2018

For the three months ended March 31, 2019 and 2018, total revenues were $21,824 and $106,896, respectively; and net losses were $169,579 and $52,897 respectively.

Total revenue for the three months ended March 31, 2019 were primarily attributable to rental and management fee income recognized from the operations of our Brightlife Management as well as interest income on notes receivables.  For the three months ended March 31, 2019, our Brightlife Management subsidiary generated $15,503 in proceeds from rental income, as well as collecting interest on land contracts of $4,607 and addition $1,714 primarily attributes to property management fees.  During the three months ended March 31, 2019 and 2018, we had selling, general and administrative expenses of $165,508 and $115,263 respectively.  During the three months ended March 31, 2019 and 2018 we incurred interest expenses of $25,905 and $17,530 respectively.

The net losses were attributable to operating expenses and other expenses that primarily consisted of expenses related to the implementation of the Company’s business model of a lease-to-own real estate business in addition to payroll, accrual in management fees, employee benefits, the acquisition and management of real estate, rent expenses for our facilities, and accrued interest on our notes payable.  The operating expenses for the three months ended March 31, 2019 and 2018 were primarily general and administrative in nature and included legal fees, management and consulting fees, and audit and accounting fees.

Liquidity and Capital Resources

Liquidity

At March 31, 2019, we had cash and cash equivalents of $37,303. We have incurred negative cash flows from operations since we started our business.  We have spent and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned real estate acquisitions.

For the three months ended March 31, 2019, we recorded a net loss of $169,579.  We had a negative change of $11,631 due to the accounts payable, a negative change of $20,371 from accrued expenses, a negative change of $21,162 due to accrue interest, a positive change in accrued interest added to note balances of $38,645 and a positive change of $5,005 due to accumulated depreciation.  As a resulted, we had net cash used in operating activities of $179,093 for the three months ended March 31, 2019.

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

During the three months ended March 31, 2019, we received proceeds in the amount of $2,610 for the collection on notes receivables.  We did not pursue any investing activities during the three months ended March 31, 2018.

For the three months ended March 31, 2019, we received proceeds from advances on a line of credit in the amount of $193,208 for general and administrative expenses and funding operations.  As a result, we had net cash provided by financing activities of $193,208 for the three months ended March 31, 2019.

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

We have no known demands or commitments and are not aware of any events or uncertainties as of March 31, 2019, other than the work commitment previously mentioned, that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources

We had no material commitments for capital expenditures as of March 31, 2019.

Off Balance Sheet Arrangements

There are no off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable because the Company is a smaller reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer who is also our Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer who is also our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer who is also our Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2019, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

Date:  May 15, 2019 By:/s/ Steve Helm

Steve Helm

President and Chief Executive Officer

(Principal Executive Officer, Principal Accounting Officer

and Principal Financial Officer)

/s/Steve Helm

Director

/s/David Hill II

Director

/s/James Odell Barnes, Jr.

Director