Form 10-Q
period 2019-06-30
BRIGHTLANE CORP.
filed 2019-08-19
CIK 1425289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019

or

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

Yes [   ]   No [ X ]

As of August 19, 2019, the issuer had 39,692,654 shares of common stock outstanding.

BRIGHTLANE CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$374,942	$20,578
Loans receivable	1,045,253	-
Accounts receivable	189,776	-
Accounts receivable – related party	520,397	-
Notes receivable - current portion	31,643	31,644
Total Current Assets	2,162,011	52,222

Notes receivable - long term portion	200,580	204,498
Intangible asset, net	2,959,676	-
Investment in real estate, net	478,364	488,429
Total Assets	$5,800,631	$745,149

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities
Accounts payable	$95,780	$24,128
Accrued expenses	197,971	79,086
Accrued interest	40,682	37,527
Line of credit	373,851	373,850
Line of credit – related party	1,504,216	-
Current portion of convertible note payable	448,900	-
Current portion of convertible note payable – related party	428,786	297,754
Total Current Liabilities	3,090,187	812,345

Convertible note payable	69,504	487,175
Convertible note payable – related party	161,622	285,237
Total Liabilities	3,321,313	1,584,757

STOCKHOLDERS' EQUITY (DEFICIT)
Series A Preferred Voting Stock, $0.001 par value, 1 share authorized, 0 and 1 share issued and outstanding at June 30, 2019 and December 31, 2018 respectively	-	1
Series B Preferred Voting Stock, $0.001 par value, 1 share authorized, none and 1 share issued and outstanding at June 30, 2019 and December 31, 2018 respectively	-	1
Common stock, $0.001 par value, 250,000,000 shares authorized, 39,692,654 and 18,692,654 shares issued and outstanding at June 30, 2019 and December 31, 2018 respectively	39,693	18,693
Additional paid in capital	6,031,745	2,479,390
Treasury stock	-	-
Accumulated deficit	(3,594,200)	(3,337,691)
Accumulated other comprehensive income	2,080
Total Stockholders’ Equity	2,479,318	(839,608)
Total Liabilities and Stockholders’ Equity	$5,800,631	$745,149

The accompanying notes are an integral part of these financial statements.

BRIGHTLANE CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
REVENUE
Interest income	$36,932	$4,058	$42,235	$10,164
Fees	177,981	1,850	179,000	4,189
Sale of real estate	-	44,116	-	135,830
Rental income	11,579	13,930	27,083	20,668
	226,492	63,954	248,318	170,851

Cost of property sold	-	(20,500)	-	(47,500)

Gross Profit	226,492	43,454	248,318	123,351

OPERATING EXPENSES
Selling, general and administrative	239,523	127,771	405,031	243,034

OPERATING LOSS	(13,031)	(84,317)	(156,713)	(119,683)

OTHER EXPENSE
Interest expense - related party	16,042	16,096	24,505	31,263
Interest expense - other	34,537	9,640	51,970	12,004

LOSS BEFORE INCOME TAXES	(63,610)	(110,053)	(233,188)	(162,950)

PROVISION FOR INCOME TAXES	23,321	-	23,321	-

NET LOSS	$(86,610)	$(110,053)	$(256,509)	$(162,950)

OTHER COMPREHENSIVE INCOME
Currency translation adjustments	$2,080	-	$2,080	-
Total Comprehensive Income	$(84,851)	(110,053)	$(254,429)	(162,950)

Net Loss Per Share: Basic and Diluted	$(0.002)	$(0.01)	$(0.009)	$(0.01)

Weighted Average Number of Shares Outstanding: Basic and Diluted	36,948,779	17,400,392	27,974,422	18,421,509

The accompanying notes are an integral part of these financial statements.

BRIGHTLANE CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Series A Preferred Voting Stock		Series B Preferred Voting Stock		Additional Paid-In	Accumulated	Treasury	Accumulated Comprehensive	Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Income	(Deficit)
Balance at December 31, 2018	18,692,654	$18,693	1	$-	1	$-	$2,479,390	$(3,337,691)	$-	$-	$(839,608)

Cancellation of preferred stock	-	-	-1	-	-1	-	-	-	-	-	-
Net Loss	-	-	-	-	-	-	-	(169,579)	-	-	(169,579)
Balance at March 31, 2019	18,692,654	18,693	0	-	0	-	2,479,390	(3,507,270)	-	-	(1,009,187)

Shares issued for acquisition	21,000,000	21,000	-	-	-	-	3,552,355	-	-	-	3,573,355

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	2,080	2,080

Net Loss	-	-	-	-	-	-	-	(86,929)	-	-	(86,929)
Balance at June 30, 2019	39,692,654	$39,693	0	$-	0	$-	$6,031,745	$(3,594,119)	$-	$2,080	$2,479,319

	Common Stock		Series A Preferred Voting Stock		Series B Preferred Voting Stock		Additional Paid-In	Accumulated	Treasury	Accumulated Comprehensive	Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Income	(Deficit)
Balance at December 31, 2017	19,422,667	$19,445	1	$-	1	-	$4,223,571	$(2,931,837)	$(2,043,869)	$-	$(732,692)

Net Loss	-	-	-	-	-	-	-	(52,896)	-	-	(52,896)
Balance at March 31, 2018	19,422,667	19,443	1	-	1	-	4,223,571	(2,984,733)	(2,043,869)	-	(785,588)

Return of common stock	(2,100,013)	(2,100)	-	-	-	-	(1,991,869	-	2,043,869	-	49,900

Issuance of common stock for conversion of notes payable	100,000	100	-	-	-	-	-	-	-	-	100

Net Loss	-	-	-	-	-	-	-	(110,053)	-	-	(110,053)
Balance at June 30, 2018	17,422,654	$17,443	1	$-	1	-	$2,231,702	$(3,094,786)	$-	$-	$(845,641)

The accompanying notes are an integral part of these financial statements.

BRIGHTLANE CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(256,509)	$(162,950)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,065	7,833
Accrued interest added to notes	38,644	-
Loss on revaluation of equity interest	-	-
Changes in Assets and Liabilities
Accounts receivable	92,513	-
Accounts payable	(278,924)	(6,646)
Investment in real estate	-	(461,750)
Accrued expenses	(64,594)	20,308
Accrued interest	3,154	30,261
NET CASH USED IN OPERATING ACTIVIES	(455,651)	(572,994)

INVESTING ACTIVITIES
Cash acquired in acquisition	431,035	-
Principal payments of notes receivable	3,919	2,223
NET CASH PROVIDED BY INVESTING ACTIVIES	434,954	2,223

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances of line of credit	372,981	373,850
Proceeds from convertible note payable	-	63,750
Proceeds from short term loan from related party	-	75,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	372,981	512,600

Effect of exchange rate on cash and cash equivalents	2,080	-

NET CHANGE IN CASH	$354,364	$(58,121)

Cash and Cash Equivalents – Beginning of Period	$20,578	$134,650

Cash and Cash Equivalents – End of Period	$374,942	$76,529

Non cash financing activities:	-	-
Acquisition of VAT Bridge LTD	3,570,000	-

The accompanying notes are an integral part of these financial statements.

BRIGHTLANE CORP.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

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

Brightlane Corp. provides non-traditional methods of specialty financing on an international scale with fully underwritten solutions in a variety of industries.  Brightlane is building a diversified, low-volatility and current yield portfolio of services for middle market companies. The company has distinctive abilities to execute the acquisition and effective management of right-priced, real property via its experienced management and strategic partners in the multi-tenant, single-family and commercial market sectors through various rental, lease and right-to-purchase options. Additionally, Brightlane is further developing its lending platform and proprietary deal flow to include direct lending tools and payment technologies to expand value creation.

The recent acquisition of VAT Bridge Limited (see Note 4 below) provides specialty bridge financing in the UK which caters predominantly to facilitate the VAT, Value Added Tax, element payable on commercial property purchases. VAT is a general, broadly based consumption tax in the European Union assessed on the value added to goods and services.  Other specialty areas include the funding of VAT payable on property development costs, the VAT payable on high-value assets and occasionally, other property related services in the area of high-end sourcing and income earnings.  Since the VAT cannot be financed as a part of tradition lending practices, VAT Bridge provides bridge loans to commercial property acquires, charging them a fee, and subsequently recaptures the VAT from the respective government and taxation bodies.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has only generated minimal revenues since inception, has sustained operating losses since inception, and has an accumulated deficit of $(3,592,118) and a working capital deficit of $928,177 at June 30, 2019.  These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

Management plans to identify adequate sources of funding to provide operating capital for continued growth.  The Company intends to continue accessing the $5 million credit facility obtained by its Brightlane – CLOC Acquisitions, LLC subsidiary in order to acquire additional homes that will provide a profitable revenue stream for the Company.

On May 17, 2019, the registrant entered into a loan agreement with Corporate Commercial Collections Limited (“CCC”).  Pursuant to this agreement, CCC provides the Company with a 24 month loan facility, up to £8,000,000, for the financing of working and capital expenditures.  This loan facility is available to the Company to draw upon in multiple advances as required.

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

Brightlane Corp.’s revenue results from four sources related to the acquisition/disposal and renting/leasing of real estate properties:

(1)Short-term bridging financing (for Value Added Tax in the UK).  We collect professional fees comprised of legal fees, administrative fees, loan facility fees and interest.  Rates are agreed with the customer in advance with interest accruing daily and each contract is tailored to the customer’s individual requirements.  Performance obligations under the contract are deemed to be met once the advance of finance has been repaid in full. Where an amount is advanced before the period end but not repaid until the following accounting period revenue is recognized by apportioning total revenue due under the contract based on the length of the loan.

(2)Fees related to the management of properties.  We collect a monthly management fee for each home that we manage on a third-party basis for our portfolio clients.  In many instances we also collect late fees.

(3)Interest income on notes receivable.  We carry principle balances on notes receivable and in return for carrying these notes we receive monthly principal and interest payments on these notes receivable.  We apportion the payments as received to reducing the principle balance and book the balance to fees due us as well as interest income.

(4)Rental income on properties we own.  We own properties and rent or lease them to our tenants and book this as rental income.

(5)Sale of real estate.  Periodically, as market conditions allow, we dispose of a property.  Once sold, book the net proceeds after customary closing costs as sale of real estate.

The following table disaggregates revenue by major source for the six months ended June 30, 2019:

Year Ended June 30, 2019	Total
Fees Income	179,000
Interest Income – VAT lending	31,318
Interest Income – Notes receivable	10,917
Rental Income	27,083
Total Revenue	$248,318

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized at June 30, 2019 and December 31, 2018.  The Company has provided a full valuation allowance for its deferred tax asset resulting from net operating losses.

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

The estimated fair value of certain financial instruments, including cash, loans receivables, loans and accounts payable and accrued liabilities are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

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

Loans Receivable

Loans receivable are stated at current unpaid principal balances, net of the allowance for loan losses and deferred loan origination fees and costs.  Management has the ability and intent to hold its loans receivable for the foreseeable future or until maturity or pay-off. Interest income is accrued on the unpaid principal balance. Deferred loan origination fees and costs are amortized using the effective interest method without anticipating prepayments.

Interest income on loans is discontinued and placed on non-accrual status at the time the loan is 90 days delinquent unless the loan is well secured and in process of collection. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not received for loans placed on non-accrual status is reversed against interest income. Interest received on such loans is accounted for on the cost-recovery method until qualifying for return to accrual status. Under the cost-recovery method, interest income is not recognized until the loan balance is reduced to zero. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses

The allowance for loan losses is a reserve for probable incurred credit losses. Loan losses are charged against the allowance when management believes a loan has become uncollectable. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk.

Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payments shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on case-by-case basis, taking into consideration all circumstance surrounding the loan and the borrower, including the length of delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

NOTE 4 – ACQUISITION

On April 4, 2019, we acquired 100% of the outstanding shares of VAT Bridge Ltd. (“VAT Bridge”), a United Kingdom based entity.  Pursuant to this agreement, Brightlane issued 21,000,000 common shares to the shareholders of VAT Bridge in return for all outstanding shares of VAT Bridge.  These shares were issued to VAT Bridge shareholders proportionately to their current ownership interest in VAT Bridge.  As a result of this agreement, VAT Bridge became a wholly owned subsidiary of Brightlane. On April 4, 2019, the Company's stock was valued at $0.17 a share, making the purchase valued at $3,570,000

This acquisition facilitated the development of our specialty lending platform.  Specifically, VAT Bridge currently provides bridge lending for the VAT, Value Added Tax, element payable on commercial property purchases. VAT is a general, broadly based consumption tax in the European Union assessed on the value added to goods and services.

 In accordance with the acquisition method of accounting, the Company allocated the consideration to the net tangible and identifiable intangible assets based on their estimated fair values. Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets and will be tested for impairment on an annual basis.

The assets acquired and liabilities assumed as part of our acquisition were recognized at their fair values as of the effective acquisition date, April 4, 2019. The following table summarizes the preliminary allocation of the fair values assigned to the assets acquired and liabilities assumed.

Cash	$431,035
Loans Receivable	1,137,765
Accounts receivable	189,776
Accounts receivable – related party	520,397
Goodwill	2,956,321
Accounts Payable	(1,533,184)
Tax Liabilities	(132,110)

Net assets acquired	$3,570,000

Acquisition costs of $0 were incurred and expensed for the quarter ended June 30, 2019.

The following table provides unaudited pro forma results of operations for the quarter ended June 30, 2018 as if the acquisition had been consummated as of the beginning of that period presented. The pro forma results include the effect of certain purchase accounting adjustments, such as the estimated changes in depreciation and amortization expense on the acquired intangible assets. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of the companies. Accordingly, such amounts are not necessarily indicative of the results if the acquisition has occurred on the dates indicated, or which may occur in the future.

	(Unaudited) Pro Forma Results Three Months Ended June 30, 2019	(Unaudited) Pro Forma Results Six Months Ended June 30, 2019

Revenues	$206,922	206,922
Income before income taxes	$124,819	124,819

Basic and fully diluted earnings (loss) per share	$0.07	0.07

NOTE 5 – LINE OF CREDIT FACILITIES

On May 19, 2017, Brightlane – CLOC Acquisitions, L.L.C., a Delaware limited liability company and a wholly owned subsidiary of the registrant entered into a $5,000,000 revolving credit facility with CoreVest Finance (f/k/a Colony American Finance Lender, LLC).  This credit facility is for the acquisition of residential homes providing the Company an acquisition vehicle.  General provisions of this credit facility are an 18 month term at 9%, with a loan to value of 80%.  At June 30, 2019 the Company had utilized this credit facility to complete two transactions resulting in the acquisition of real estate assets totaling $488,750 of which $373,850 was financed utilizing the credit facility.  The balance of the line of credit was $373,850 at June 30, 2019.

On May 17, 2019, we entered into a loan agreement with Corporate Commercial Collections Limited (“CCC”), a related party, formally replacing the prior agreement entered into with the same lender on February 15, 2019.  Pursuant to this agreement, CCC will provide the Company with a 24 month loan facility, up to £8,000,000, for the financing of working and capital expenditures by fulfilling individual drawdown requests on an as-required basis.  The advances on this loan bear an annual interest rate of 10%, which is calculated daily.  At June 30, 2019 the Company received advances on this credit facility in the amount of $372,981.  Interest expense incurred during the three and six months ended June 30, 2019 was $7,210 and $8,328, respectively.

Our VAT Bridge Limited subsidiary maintains a revolving credit facility with a related party in the United Kingdom entered into on February 19, 2017.  Pursuant to this agreement, the lender will provide the VAT Bridge Limited with a 5 year loan facility of up to £5,000,000 to provide the capital used in bridge funding our VAT Bridge customers.  The advanced on this facility are drawn down in varied amounts on an as needed basis to facilitate the VAT lending process.  The advances on this credit facility bear an annual interest rate of 10%, which is calculated daily.  At June 30, 2019 the amounts due on this credit facility are $1,131,235.  Interest expense incurred during the three months ended June 30, 2019 was $17,614.

NOTE 6 – ACCOUNTS RECEIVABLE RELATED PARTIES

As part of the acquisition of VAT Bridge on April 4, 2019, there were outstanding accounts receivables due from related parties.  These receivables are associated with real estate transactions conducted by VAT Bridge as part of their prior business model.  The Company understands and is committed to the necessity of retiring these related party receivables.  They are due to be fully received during the balance of the 2019 fiscal year.  The current portion of these receivables is $520,397.

NOTE 7 – NOTES RECEIVABLE

The Company has nine notes receivable totaling $243,264.  These notes are secured by residential properties.  The terms associated with these notes range from 11 years to 30 years, with interest rates ranging from 9.3% to 10%.  During the six and three months ended June 30, 2019, principal payments towards notes receivables totaled $3,919 and $1,309 respectively, reducing notes receivable to $232,223.  The current portion of these notes is $31,643.

NOTE 8 – LOANS RECEIVABLE

VAT Bridge Limited carries net loans receivable due to VAT Bridge Limited which are the aggregate of bridge funding, professional services fees, and interest.  The terms associated with these loans receivable include a loan origination fee, legal fees, daily interest accrual ranging from 0.04% and 0.055%, and repayment terms ranging from 90 to 120 day based on the size of the loan.  The majority of these loans receivables are recovered by VAT Bridge directly from Her Majesty’s Revenue and Customs (HMRC) in the United Kingdom as part of the bridge lending and recovery process.  The current portion of these loans receivable is $1,045,253.

NOTE 9 – NOTES PAYABLE

On February 28, 2017 the Company borrowed $400,000 from a third party.  The promissory note carries an interest rate of 6% per annum with a maturity date of February 28, 2020.  The lender may convert into shares of our common stock after one year, at $0.20 per share.  The lender has the option of accruing interest or receiving interest only payment annually.  On the anniversary of this note, the lender elected to have interest accrued thereby increasing the principal due to $448,900 at June 30, 2019.  On September 20, 2018 the Company and the lender agreed to amend certain terms of the note due to market conditions extending the maturity date by one year and setting the conversion rate to the current $0.20 per share.  Interest expense for this note for the three and six months ended June 30, 2019 was $6,715 and $13,109 respectively.

On February 5, 2018 the Company issued a note to a third party for the remaining balance owed on properties acquired in a real estate transaction for $63,750.  The promissory note carries an interest rate of 9% per annum with a maturity date of February 5, 2021.  The lender may convert into shares of our common stock after one year, at $0.20 per share.  The lender has the option of accruing interest or receiving interest only payment annually.  On the anniversary of this note, the lender elected to have interest accrued thereby increasing the principal due to $69,503 at June 30, 2019.  On September 20, 2018 the Company and the lender agreed to amend certain terms of the note due to market conditions extending the maturity date by one year and setting the conversion rate to the current $0.20 per share.  Interest expense for this note for the three and six months ended June 30, 2019 was $1,560 and $3,068 respectively.

NOTE 10 – RELATED PARTY TRANSACTIONS

On December 9, 2015, we entered into a subscription agreement to sell one unit consisting of a $250,000 promissory note, one share of Series A Preferred Voting Stock and one share of Series B Preferred Voting Stock to a related-party in exchange for $250,000 and the investor’s agreement to utilize its best efforts to cause a capital injection of up to $3,000,000.00 into the Company on or before January 1, 2017 (extended to January 1, 2019).  The promissory note carries an interest rate of 6% per annum with a maturity date of December 9, 2019.  The lender may convert into shares of our common stock after one year, at $0.20 per share.  The lender has the option of accruing interest or receiving interest only payment annually.  On the anniversary of this note, the lender elected to have interest accrued thereby increasing the principal due to $297,754 at June 30, 2019.  On September 20, 2018 the Company and the lender agreed to amend certain terms of the note due to market conditions extending the maturity date by one year and setting the conversion rate to the current $0.20 per share.  Interest expense for this note for the three and six months ended June 30, 2019 was $4,454 and $8,859 respectively.

On March 24, 2016, we received an additional $110,000 in capital from the aforementioned related party as an advance on the commitments this related party has to us.  The promissory note carries an interest rate of 6% per annum with a maturity date of March 24, 2020.  The lender may convert into shares of our common stock after one year, at $0.20 per share.  The lender has the option of accruing interest or receiving interest only payment annually.  On the anniversary of this note, the lender elected to have interest accrued thereby increasing the principal due to $131,032 at June 30, 2019.  On September 20, 2018 the Company and the lender agreed to amend certain terms of the note due to market conditions extending the maturity date by one year and setting the conversion rate to the current $0.20 per share.  Interest expense for this note for the three and six months ended June 30, 2019 was $1,960 and $3,799 respectively.

On July 27, 2016, we received an additional $499,200 in capital from the aforementioned related party as an advance on the commitments this related party has to us.  The promissory note carries an interest rate of 6% per annum with a maturity date of July 27, 2020.  The lender may convert into shares of our common stock after one year, at $0.50 per share.  The lender has the option of accruing interest or receiving interest only payment annually.  During the year ended December 31, 2016, we repaid a total of $360,000 to the related party toward this promissory note.  On the anniversary of this note, the lender elected to have interest accrued thereby increasing the principal due to $161,621 at June 30, 2019.  On September 20, 2018 the Company and the lender agreed to amend certain terms of the note due to market conditions extending the maturity date by one year and setting the conversion rate to the current $0.20 per share.  Interest expense for this note for the three and six months ended June 30, 2019 was $2,418 and $4,809 respectively.

Mr. Steve Helm sits on the board of directors and also serves as the Company’s Chief Executive Officer.  As compensation for his services we were accruing annual compensation of $25,000 as of January 1, 2016.  On July 3, 2018, the Company issued 1,250,000 shares of its common stock to Mr. Helm in return for a total investment into the Company of $248,938.  The total investment into the Company consisted of a contribution of funds as well as the assumption of certain liabilities and accrued expenses.  The accrued expenses were a result of the accrual of the annual compensation at a rate of $6,250 per quarter from January 1, 2016 through May 15, 2018.  From May 15, 2018 through March 31, 2019 we continued to accrue an annual compensation for Mr. Helm at a rate of $6,250 per quarter.  At April 1, 2019, we ceased accruing this compensation in lieu of paying Mr. Help on a monthly basis.  Accrued compensation for the three and six months ended June 30, 2019 was $6,250 and $0 respectively.

See Note 5 for notes regarding line of credit facilities with related parties.

See Note 6 for notes regarding accounts receivable for related parties.

NOTE 11 – SHAREHOLDERS’ EQUITY

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

On April 4, 2019, the Company entered into a share exchange agreement with VAT Bridge Ltd., a United Kingdom based entity.  Pursuant to this agreement, on April 11, 2019, Brightlane issues 21,000,000 common shares to the owners of VAT Bridge in return for all outstanding shares of VAT Bridge.  These shares were issued to VAT Bridge shareholders proportionately to their ownership interest in VAT Bridge.  As a result of this agreement, VAT Bridge became a wholly owned subsidiary of Brightlane.

There were 39,692,654 common shares issued and outstanding at June 30, 2019.

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

At June 30, 2019, there is no preferred stock outstanding.

Warrants issued in connection with sale of common shares

At June 30, 2019 there are no warrants outstanding.

NOTE 12 – SUBSEQUENT EVENTS

On July 9, 2019, the Company entered into a sale and purchase agreement with Real Capital International Limited, a company incorporated with limited liability in the British Virgin Islands, (“Real Capital”) and AFM Corp., a wholly owned subsidiary of the Company (“AFM”).  Real Capital is the sole and 100% owner, on a fully unencumbered basis, of 196 (one hundred and ninety-six) cable drums containing 986 kilometers of glass fiber cable.  The cable has an estimated value of $33.00 per meter.  Pursuant to this agreement, Real Capital will sell this cable to AFM for a cash consideration of $6,000,000 from AFM and a share consideration of 40,000,000 common shares issued by the Company as a contributor.  These shares will be granted to non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction relying on the registration exemption provided for in Regulation S.

On July 23, 2019, the Company granted incentive stock options to Stephen Helm and Peter Hellwig.  Mr. Helm and Mr. Hellwig were granted the option to purchase 1,000,000 (one million) common shares at a purchase price of $0.30 per share.  These options vest on the following schedule: 333,333 common shares on July 23, 2020, 333,333 common shares on July 23, 2021, and 333,334 common shares on July 23, 2022.  The options expire on July 23, 2023 and any un-exercised options shall lapse.  In the event that either Mr. Helm or Mr. Hellwig’s employment status with the Company or any of its subsidiaries terminates for cause or that either Mr. Helm or Mr. Hellwig decides to voluntarily terminate his employment status with the Company, the un-exercised options shall be terminated and any vested but un-exercised options shall immediately expire and may not be exercised.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our financial condition and results of operations for the period January 1, 2019 through June 30, 2019 should be read in conjunction with the financial statements, including footnotes, and other information presented elsewhere in this Report on Form 10-Q and the risk factors and the financial statements for the year ended December 31, 2018 and the other information set forth in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on April 16, 2019.  In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2019.

Historically, Brightlane Corp. has concentrated on being a real estate operator providing opportunities in the affordable housing market including reasonable rents and leases plus an opportunity to participate in a right-to-purchase program upon meeting certain criteria.  Within this business model, Brightlane acquires single-family homes and portfolios of single-family homes and actively pursues the acquisition of these types of homes through one-off purchases, the purchase of portfolios, and other methods of acquisition.  We service a market that is historically underserved – those seeking living arrangements in the sub $150,000 home market.  We continually seek out and make the appropriate investments in ancillary services.

In an effort to augment our service offering, we continue to evolve positioning ourselves in the specialty lending marketplace.  We now provide non-traditional methods of specialty financing on an international scale.  Brightlane is building a diversified, low-volatility and current yield portfolio of services for middle market companies.

The VAT Bridge Limited Acquisition

On April 4, 2019, Brightlane enter into a share exchange agreement with the shareholders of VAT Bridge.  Pursuant to the acquisition and share exchange agreement, Brightlane issued 21,000,000 common shares to the shareholders of VAT Bridge in return for all of their ownership interests in VAT Bridge, whereby VAT Bridge became a wholly-owned subsidiary of Brightlane.

The Board of Directors believes that this acquisition significantly enhances the value of Brightlane as a result of the integration of a more substantial revenue stream as well as the integration of a symbiotic business into Brightlane’s business plan.  The Board of Directors believes that the acquisition of VAT Bridge was necessary and advisable in order to increase Brightlane’s financial performance and future performance.  In addition, the Board of Director’s believes that the acquisition of VAT Bridge will better position Brightlane to attract opportunities and to provide the shareholders a greater potential return.

Specifically, the acquisition of VAT Bridge Limited provides specialty bridge financing in the UK which caters predominantly to facilitate the VAT, Value Added Tax, element payable on commercial property purchases. VAT is a general, broadly based consumption tax in the European Union assessed on the value added to goods and services.  Other specialty areas include the funding of VAT payable on property development costs, the VAT payable on high-value assets and occasionally, other property related services in the area of high-end sourcing and income earnings.  Since the VAT cannot be financed as a part of tradition lending practices, VAT Bridge provides bridge loans to commercial property acquirors.

We seek to provide better, faster and broader services which make our services more marketable.  We are already the UK’s largest commercial property VAT funder with loan amount ranging from £50,000 to £20,000,000.  The key factors involved in offering a superior service platform include:  (1) A total managed solution for the funding and recovery of VAT, (2) Advances of up to 100% of the VAT due,(3) A simple application process with same-day offers and fast completion times, and (4) Rapid VAT recovery management to reduce interest costs.

Working Capital

	June 30, 2019	December 31, 2018
Current Assets	$2,162,011	$52,222
Current Liabilities	$3,090,187	$812,345
Working Capital	$(928,176)	$(760,123)

Cash Flows

	Six Months Ended June 30,
	2019	2018
Cash Flows Provided by (Used In) Operating Activities	$(494,295)	$(111,194)
Cash Flows used in Investing Activities	$434,954	$(459,527)
Cash Flows Provided by Financing Activities	$411,625	$512,,600
Net change in Cash During Period	$354,364	$(58,121)

Results of Operations for the three months ended June 30, 2019 and 2018

For the three months ended June 30, 2019 and 2018, total revenues were $226,492 and $63,954, respectively; and net losses were $86,610 and $110,053 respectively.

Total revenue for the three months ended June 30, 2018 were primarily attributable fee income generated by our VAT Bridge subsidiary and the rental and management fee income recognized from the operations of our Brightlife Management subsidiary.  For the three months ended June 30, 2019 VAT Bridge provided bridge loans to various entities in the UK for fee income generated of $206,922 and we generated an additional $19,570 in proceeds from the operations of our Brightlife Management subsidiary that were comprised of management fees and tenant income.  During the three months ended June 30, 2019 and 2018, we had selling, general and administrative expenses of $239,523 and $127,771 respectively.  During the three months ended June 30, 2019 and 2018 we incurred interest expenses of $50,579 and $25,736 respectively.

The net losses were attributable to operating expenses and other expenses that primarily consisted of expenses related to the cost of sales associated with our VAT Bridge subsidiary’s bridge lending process as well as the implementation of the Company’s business model of a lease-to-own real estate business in addition to payroll, employee benefits, the acquisition and management of real estate, rent expenses for our facilities, and accrued interest on our notes payable.  The operating expenses for the three months ended June 30, 2019 and 2018 were primarily general and administrative in nature and included legal fees, management and consulting fees, and audit and accounting fees.

Results of Operations for the six months ended June 30, 2019 and 2018

For the six months ended June 30, 2019 and 2018, total revenues were $248,318 and $170,851, respectively; and net losses were $256,509 and $162,950 respectively.

Total revenue for the six months ended June 30, 2018 were primarily attributable fee income generated by our VAT Bridge subsidiary and the rental and management fee income recognized from the operations of our Brightlife Management subsidiary.  For the six months ended June 30, 2019 VAT Bridge provided bridge loans to various entities in the UK for fee income generated of $176,300 and we generated an additional $29,783 in proceeds from the operations of our Brightlife Management subsidiary that were comprised of management fees and tenant income.  During the six months ended June 30, 2019 and 2018, we had selling, general and administrative expenses of $405,031 and $243,034 respectively.  During the six months ended June 30, 2019 and 2018 we incurred interest expenses of $76,475 and $43,267 respectively.

The net losses were attributable to operating expenses and other expenses that primarily consisted of expenses related to the cost of sales associated with our VAT Bridge subsidiaries bridge lending process as well as the implementation of the Company’s business model of a lease-to-own real estate business in addition to payroll, employee benefits, the acquisition and management of real estate, rent expenses for our facilities, and accrued interest on our notes payable.  The operating expenses for the six months ended June 30, 2019 and 2018 were primarily general and administrative in nature and included legal fees, management and consulting fees, and audit and accounting fees.

Liquidity and Capital Resources

Liquidity

At June 30, 2019, we had cash and cash equivalents of $374,942. We have incurred negative cash flows from operations since we started our business.  We have spent and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our acquisitions and building out our lending platform in the United States and internationally.

For the six months ended June 30, 2019, we recorded a net loss of $256,509.  We had a positive change in accumulated depreciation of $10,065, a positive change in accounts receivable of $92,513, a negative change in accounts payable of $278,924, a negative change in accrued expenses of $64,594 and a positive change in accrued interest of $3,154.  As a resulted, we had net cash used in operating activities of $455,651 for the six months ended June 30, 2019.

For the six months ended June 30, 2018, we recorded a net loss of $162,950.  We had a positive change in accumulated depreciation of $7,833, a negative change in accounts payable of $6,646, a positive change in accrued expenses of $20,308 and a positive change in accrued interest of $30,261.  As a resulted, we had net cash used in operating activities of $111,194 for the six months ended June 30, 2018.

For the six months ended June 30, 2019 and 2018, we recorded a positive change in payments on notes receivable of $3,919 and $2,223, respectively.  In addition, we had a negative change in investment in real estate of $0 and $461,750, for the six months ended June 30, 2019 and 2018, respectively. We had a positive change of $431,035 related to the acquisition of VAT Bridget Ltd during the six months ended June 30, 2019. As a result, for the period ending June 30, 2019 and 2018, we had net cash provided and used by investing activities of $434,954 and $2,223, respectively.

For the six months ended June 30, 2019 and 2018, we drew on our line of credit in the amount of $372,981 and $373,850, respectively, for the acquisition of multiple real estate assets, and, accordingly, for the six months ended June 30, 2019 and 2018, we received proceeds from issuance of a convertible note in the amount of $0 and $63,750, respectively, to one of the parties from whom we acquire certain real estate assets for the balance remaining on the homes acquired. We also received $75,000 on a short-term loan from an officer of the Company which later became part of a larger investment into the Company for the six months ended June 30, 2018.  As a result, we had net cash provided by financing activities of $372,981 and $512,600 for the six months ended June 30, 2019 and 2018, respectively.

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

We have no known demands or commitments and are not aware of any events or uncertainties as of June 30, 2019, other than the work commitment previously mentioned, that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources

We had no material commitments for capital expenditures as of June 30, 2019.

Off Balance Sheet Arrangements

There are no off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable because the Company is a smaller reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer who is also our Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer who is also our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer who is also our Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2019, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

1. Quarterly Issuances:

On April 4, 2019, the Company entered into a share exchange agreement with VAT Bridge Ltd., a United Kingdom based entity.  Pursuant to this agreement, on April 11, 2019, Brightlane issues 21,000,000 common shares to the owners of VAT Bridge in return for all outstanding shares of VAT Bridge.  These shares were issued to VAT Bridge shareholders proportionately to their ownership interest in VAT Bridge.  As a result of this agreement, VAT Bridge became a wholly owned subsidiary of Brightlane.  These shares are exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

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

Date:  August 19, 2019

By:/s/ Steve Helm

Steve Helm

President and Chief Executive Officer

(Principal Executive Officer, Principal Accounting Officer

and Principal Financial Officer)

/s/Steve Helm

Director

/s/David Hill II

Director

/s/Simon W. Holden

Director