Form 10-Q/A
period 2019-06-30
BRIGHTLANE CORP.
filed 2019-08-20
CIK 1425289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated Filer	[ ]	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Shares registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No [ X ]

As of August 20, 2019, the issuer had 39,692,654 shares of common stock outstanding.

EXPLANATORY NOTE

This amendment to the Form 10-Q, as filed on August 19, 2019, is being filed solely to correctly add the XBRL documentation and make minor corrections.  No other changes have been made to the document.

BRIGHTLANE CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$374,942	$20,578
Loans receivable	1,045,253	-
Accounts receivable	189,776	-
Accounts receivable – related party	520,397	-
Notes receivable - current portion	31,643	31,644
Total Current Assets	2,162,011	52,222

Notes receivable - long term portion	200,580	204,498
Intangible asset, net	2,959,676	-
Investment in real estate, net	478,364	488,429
Total Assets	$5,800,631	$745,149

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities
Accounts payable	$95,780	$24,128
Accrued expenses	197,971	79,086
Accrued interest	40,682	37,527
Line of credit	373,851	373,850
Line of credit – related party	1,504,216	-
Current portion of convertible note payable	448,900	-
Current portion of convertible note payable – related party	428,786	297,754
Total Current Liabilities	3,090,187	812,345

Convertible note payable	69,504	487,175
Convertible note payable – related party	161,622	285,237
Total Liabilities	3,321,313	1,584,757

STOCKHOLDERS' EQUITY (DEFICIT)
Series A Preferred Voting Stock, $0.001 par value, 1 share authorized, 0 and 1 share issued and outstanding at June 30, 2019 and December 31, 2018 respectively	-	1
Series B Preferred Voting Stock, $0.001 par value, 1 share authorized, 0 and 1 share issued and outstanding at June 30, 2019 and December 31, 2018 respectively	-	1
Common stock, $0.001 par value, 250,000,000 shares authorized, 39,692,654 and 18,692,654 shares issued and outstanding at June 30, 2019 and December 31, 2018 respectively	39,693	18,693
Additional paid in capital	6,031,745	2,479,390
Treasury stock	-	-
Accumulated deficit	(3,594,200)	(3,337,691)
Accumulated other comprehensive income	2,080
Total Stockholders’ Equity	2,479,318	(839,608)
Total Liabilities and Stockholders’ Equity	$5,800,631	$745,149

The accompanying notes are an integral part of these financial statements.

BRIGHTLANE CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
REVENUE
Interest income	$36,932	$4,058	$42,235	$10,164
Fees	177,981	1,850	179,000	4,189
Sale of real estate	-	44,116	-	135,830
Rental income	11,579	13,930	27,083	20,668
	226,492	63,954	248,318	170,851

Cost of property sold	-	(20,500)	-	(47,500)

Gross Profit	226,492	43,454	248,318	123,351

OPERATING EXPENSES
Selling, general and administrative	239,523	127,771	405,031	243,034

OPERATING LOSS	(13,031)	(84,317)	(156,713)	(119,683)

OTHER EXPENSE
Interest expense - related party	16,042	16,096	24,505	31,263
Interest expense - other	34,537	9,640	51,970	12,004

LOSS BEFORE INCOME TAXES	(63,610)	(110,053)	(233,188)	(162,950)

PROVISION FOR INCOME TAXES	23,321	-	23,321	-

NET LOSS	$(86,931)	$(110,053)	$(256,509)	$(162,950)

OTHER COMPREHENSIVE INCOME
Currency translation adjustments	$2,080	-	$2,080	-
Total Comprehensive Income	$(84,851)	(110,053)	$(254,429)	(162,950)

Net Loss Per Share: Basic and Diluted	$(0.002)	$(0.01)	$(0.009)	$(0.01)

Weighted Average Number of Shares Outstanding: Basic and Diluted	36,948,779	17,400,392	27,974,422	18,421,509

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

BRIGHTLANE CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(256,509)	$(162,950)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,065	7,833
Accrued interest added to notes	38,644	-
Changes in Assets and Liabilities
Accounts receivable	92,513	-
Accounts payable	(278,924)	(6,646)
Investment in real estate	-	(461,750)
Accrued expenses	(64,594)	20,308
Accrued interest	3,154	30,261
NET CASH USED IN OPERATING ACTIVIES	(455,651)	(572,944)

INVESTING ACTIVITIES
Cash acquired in acquisition	431,035	-
Principal payments of notes receivable	3,919	2,223
NET CASH PROVIDED BY INVESTING ACTIVIES	434,954	2,223

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances of line of credit	372,981	373,850
Proceeds from convertible note payable	-	63,750
Proceeds from short term loan from related party	-	75,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	372,981	512,600

Effect of exchange rate on cash and cash equivalents	2,080	-

NET CHANGE IN CASH	$354,364	$(58,121)

Cash and Cash Equivalents – Beginning of Period	$20,578	$134,650

Cash and Cash Equivalents – End of Period	$374,942	$76,529

Non cash financing activities:
Acquisition of VAT Bridge Limited	3,570,000	-

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

The recent acquisition of VAT Bridge Limited (see Note 4 below) provides specialty bridge financing in the UK which caters predominantly to facilitate the VAT, Value Added Tax, element payable on commercial property purchases. VAT is a general, broadly based consumption tax in the European Union assessed on the value added to goods and services.  Other specialty areas include the funding of VAT payable on property development costs, the VAT payable on high-value assets and occasionally, other property related services in the area of high-end sourcing and income earnings.  Since the VAT cannot be financed as a part of tradition lending practices, VAT Bridge provides bridge loans to commercial property acquires, charging them a fee, and subsequently recapturing the VAT from the respective government and taxation bodies.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has only generated minimal revenues since inception, has sustained operating losses since inception, and has an accumulated deficit of $(3,592,200) and a working capital deficit of $928,177 at June 30, 2019.  These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

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

Principles of Consolidation

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

Brightlane Corp.’s revenue results from four sources related to the acquisition/disposal and renting/leasing of real estate properties:

(1)Short-term bridge financing (for Value Added Tax in the UK).  We collect professional fees comprised of legal fees, administrative fees, loan facility fees and interest.  Rates are agreed with the customer in advance with interest accruing daily and each contract is tailored to the customer’s individual requirements.  Performance obligations under the contract are deemed to be met once the advance of funds has been repaid in full. Where an amount is advanced before the period end but not repaid until the following accounting period revenue is recognized by apportioning total revenue due under the contract based on the length of the loan.

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

The assets acquired and liabilities assumed as part of the acquisition were recognized at their fair values as of the effective acquisition date, April 4, 2019. The following table summarizes the preliminary allocation of the fair values assigned to the assets acquired and liabilities assumed.

Cash	$431,035
Loans Receivable	1,137,765
Accounts Receivable	189,776
Accounts Receivable – Related party	520,397
Goodwill	2,956,321
Accounts Payable	(1,533,184)
Tax Liabilities	(132,110)

Net Assets Acquired	$3,570,000

Acquisition costs of $0 were incurred and expensed for the quarter ended June 30, 2019.

The following table provides unaudited pro forma results of operations for the quarter ended June 30, 2019 as if the acquisition had been consummated as of the beginning of that period presented. The pro forma results include the effect of certain purchase accounting adjustments, such as the estimated changes in depreciation and amortization expense on the acquired intangible assets. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of the companies. Accordingly, such amounts are not necessarily indicative of the results if the acquisition has occurred on the dates indicated, or which may occur in the future.

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

NOTE 8 – LOANS RECEIVABLE

VAT Bridge Limited carries net loans receivable due to VAT Bridge Limited which are the aggregate of bridge funding, professional services fees, and interest.  The terms associated with these loans receivable include a loan origination fee, legal fees, daily interest accrual ranging from 0.04% and 0.055%, and repayment terms ranging from 90 to 120 day based on the size of the loan.  The majority of these loans receivables are recovered by VAT Bridge directly from Her Majesty’s Revenue and Customs (HMRC) in the United Kingdom as part of the bridge lending and recovery process.  The current portion of these loans receivables is $1,045,253.

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

Mr. Steve Helm sits on the board of directors and also serves as the Company’s Chief Executive Officer.  As compensation for his services we were accruing annual compensation of $25,000 as of January 1, 2016.  On July 3, 2018, the Company issued 1,250,000 shares of its common stock to Mr. Helm in return for a total investment into the Company of $248,938.  The total investment into the Company consisted of a contribution of funds as well as the assumption of certain liabilities and accrued expenses.  The accrued expenses were a result of the accrual of the annual compensation at a rate of $6,250 per quarter from January 1, 2016 through May 15, 2018.  From May 15, 2018 through March 31, 2019 we continued to accrue an annual compensation for Mr. Helm at a rate of $6,250 per quarter.  At April 1, 2019, we ceased accruing this compensation in lieu of paying Mr. Helm on a monthly basis.  Accrued compensation for the three and six months ended June 30, 2019 was $0 and $6,250 respectively.

See Note 5 for notes regarding line of credit facilities with related parties.

See Note 6 for notes regarding accounts receivables from related parties.

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

Results of Operations for the three months ended June 30, 2019 and 2018

For the three months ended June 30, 2019 and 2018, total revenues were $226,492 and $63,954, respectively; and net losses were $86.931 and $110,053 respectively.

Total revenue for the three months ended June 30, 2019 were primarily attributable fee income generated by our VAT Bridge subsidiary and the rental and management fee income recognized from the operations of our Brightlife Management subsidiary.  For the three months ended June 30, 2019 VAT Bridge provided bridge loans to various entities in the UK for fee income generated of $206,922 and we generated an additional $19,570 in proceeds from the operations of our Brightlife Management subsidiary that were comprised of management fees and tenant income.  During the three months ended June 30, 2019 and 2018, we had selling, general and administrative expenses of $239,523 and $127,771 respectively.  During the three months ended June 30, 2019 and 2018 we incurred interest expenses of $50,579 and $25,736 respectively.

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

Total revenue for the six months ended June 30, 2019 were primarily attributable fee income generated by our VAT Bridge subsidiary and the rental and management fee income recognized from the operations of our Brightlife Management subsidiary.  For the six months ended June 30, 2019 VAT Bridge provided bridge loans to various entities in the UK for fee income generated of $176,300 and we generated an additional $29,783 in proceeds from the operations of our Brightlife Management subsidiary that were comprised of management fees and tenant income.  During the six months ended June 30, 2019 and 2018, we had selling, general and administrative expenses of $405,031 and $243,034 respectively.  During the six months ended June 30, 2019 and 2018 we incurred interest expenses of $76,475 and $43,267 respectively.

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

For the six months ended June 30, 2019 and 2018, we recorded a positive change in payments on notes receivable of $3,919 and $2,223, respectively.  In addition, we had a negative change in investment in real estate of $0 and $461,750, for the six months ended June 30, 2019 and 2018, respectively.  We had a positive change of $431,035 related to the acquisition of VAT Bridget Limited during the six months ended June 30, 2019. As a result, for the period ending June 30, 2019 and 2018, we had net cash provided and used by investing activities of $434,954 and $2,223, respectively.

For the six months ended June 30, 2019 and 2018, we drew on our line of credit in the amount of $372,981 and $373,850, respectively, for the acquisition of multiple real estate assets and for operating expenses, and, accordingly, for the six months ended June 30, 2019 and 2018, we received proceeds from issuance of a convertible note in the amount of $0 and $63,750, respectively, to one of the parties from whom we acquired certain real estate assets for the balance remaining on the homes acquired. We also received $75,000 on a short-term loan from an officer of the Company which later became part of a larger investment into the Company for the six months ended June 30, 2018.  As a result, we had net cash provided by financing activities of $372,981 and $512,600 for the six months ended June 30, 2019 and 2018, respectively.

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

Date:  August 20, 2019

By:/s/ Steve Helm

Steve Helm

President and Chief Executive Officer

(Principal Executive Officer, Principal Accounting Officer

and Principal Financial Officer)

/s/Steve Helm

Director

/s/David Hill II

Director

/s/Simon W. Holden

Director