Form 10-Q
period 2019-09-30
BRIGHTLANE CORP.
filed 2019-11-14
CIK 1425289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

or

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

Yes [   ]   No [ X ]

As of November 14, 2019, the issuer had 39,692,654 shares of common stock outstanding.

BRIGHTLANE CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current Assets
Cash	$119,854	$20,578
Loans receivable	381,493	-
Notes receivable - current portion	31,643	31,644
Total Current Assets	532,990	52,222

Notes receivable - long term portion	199,429	204,498
Intangible assets, net	2,959,676	-
Fixed assets, net	9,855	-
Investment in real estate, net	473,248	488,429
Total Assets	$4,175,198	$745,149

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities
Accounts payable	$201,536	$24,128
Accrued expenses	527,369	79,086
Accrued interest	59,187	37,527
Line of credit	373,850	373,850
Line of credit – related party	260,164	-
Current portion of convertible note payable	448,900	-
Current portion of convertible note payable – related party	600,105	297,754
Total Current Liabilities	2,001,111	812,345

Convertible note payable	49,961	487,175
Convertible note payable – related party	-	285,237
Total Liabilities	2,051,072	1,584,757

STOCKHOLDERS' EQUITY (DEFICIT)
Series A Preferred Voting Stock, $0.001 par value, 1 share authorized, 0 and 1 share issued and outstanding at September 30, 2019 and December 31, 2018 respectively	-	1
Series B Preferred Voting Stock, $0.001 par value, 1 share authorized, none and 1 share issued and outstanding at September 30, 2019 and December 31, 2018 respectively	-	1
Common stock, $0.001 par value, 250,000,000 shares authorized, 39,692,654 and 18,692,654 shares issued and outstanding at September 30, 2019 and December 31, 2018 respectively	39,693	18,693
Additional paid in capital	6,031,745	2,479,390
Accumulated deficit	(3,904,132)	(3,337,691)
Accumulated other comprehensive income	(43,180)	-
Total Stockholders’ Equity	2,124,126	(839,608)
Total Liabilities and Stockholders’ Equity	$4,175,198	$745,149

The accompanying notes are an integral part of these financial statements.

BRIGHTLANE CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
REVENUE
Interest income	$3,834	$8,675	$46,069	$18,839
Fees	25,091	3,905	204,091	8,094
Sale of real estate	-	-	-	135,830
Rental income	11,500	6,893	38,583	27,561
	40,425	19,473	288,743	190,324

Cost of goods/property sold	-	-	-	47,500

Gross Profit	40,425	19,473	288,743	142,824

OPERATING EXPENSES
Selling, general and administrative	336,363	126,244	741,393	369,278

OPERATING LOSS	(295,938)	(106,771)	(452,650)	(226,454)

OTHER EXPENSE
Interest expense - related party	19,837	8,519	44,342	25,046
Interest expense - other	17,160	16,449	69,130	43,189

LOSS BEFORE INCOME TAXES	(332,935)	(131,739)	(566,122)	(294,950)

PROVISION FOR INCOME TAXES	23,002	-	(319)	-

NET LOSS	$(309,933)	$(131,739)	$(566,441)	$(294,689)
Other Comprehensive Income Currency Translation adjustment	$(45,260)	$-	$(43,180)	$-
Comprehensive Income	$(355,1193)	$(131,739)	$(609,621)	$(294,689)
Net Loss Per Share: Basic and Diluted	$(0.008)	$(0.01)	$(0.018)	$(0.02)

Weighted Average Number of Shares Outstanding: Basic and Diluted	39,692,654	18,665,181	31,923,423	18,499,460

The accompanying notes are an integral part of these financial statements.

BRIGHTLANE CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Series A Preferred Voting Stock		Series B Preferred Voting Stock		Additional Paid-In	Accumulated	Treasury	Accumulated Comprehensive	Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Income	(Deficit)
Balance at December 31, 2018	18,692,654	$18,693	1	$-	1	$-	$2,479,390	$(3,337,691)	$-	$-	$(839,608)
Cancellation of preferred stock	-	-	-1	-	-1	-	-	-	-	-	-
Net Loss	-	-	-	-	-	-	-	(169,579)	-	-	(169,579)
Balance at March 31, 2019	18,692,654	18,693	0	-	0	-	2,479,390	(3,507,270)	-	-	(1,009,187)
Shares issued for acquisition	21,000,000	21,000	-	-	-	-	3,552,355	-	-	-	3,573,355
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	2,080	2,080
Net Loss	-	-	-	-	-	-	-	(86,929)	-	-	(86,929)
Balance at June 30, 2019	39,692,654	$39,693	0	$-	0	$-	$6,031,745	$(3,594,199)	$-	$2,080	$2,479,319
Foreign currency translation adjustment										(45,260)	(45,260)
Net Loss	-	-	-	-	-	-	-	(309,933)	-		(309,933)
Balance at September 30, 2019	39,692,654	$39,693	0	$-	0	$-	$6,031,745	$(3,904,132)	$-	(43,180)	$2,124,126

	Common Stock		Series A Preferred Voting Stock		Series B Preferred Voting Stock		Additional Paid-In	Accumulated	Treasury	Accumulated Comprehensive	Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Income	(Deficit)
Balance at December 31, 2017	19,442,667	$19,445	1	$-	1	-	$4,223,571	$(2,931,837)	$(2,043,869)	$-	$(732,692)
Net Loss	-	-	-	-	-	-	-	(52,896)	-	-	(52,896)
Balance at March 31, 2018	19,442,667	19,443	1	-	1	-	4,223,571	(2,984,733)	(2,043,869)	-	(785,588)
Return of common stock	(2,100,013)	(2,100)	-	-	-	-	(1,991,869)	-	2,043,869	-	49,900
Issuance of common stock for conversion of notes payable	100,000	100	-	-	-	-	-	-	-	-	100
Net Loss	-	-	-	-	-	-	-	(110,053)	-	-	(110,053)
Balance at June 30, 2018	17,442,654	$17,443	1	$-	1	-	$2,231,702	$(3,094,786)	$-	$-	$(845,641)
Issuance of common stock for investment	1,250,000	1,250	-	-	-	-	247,688	-	-	-	248,938
Net Loss	-		-	-	-	-	-	(131,738)	-	-	(131,738)
Balance at September 30, 2018	18,692,654	$18,693	1	-	1	-	$2,479,390	$(3,226,524)	-	-	(728,441)

The accompanying notes are an integral part of these financial statements.

BRIGHTLANE CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(566,441)	$(294,689)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15,181	12,733
Accrued interest added to notes	28,800	-
Changes in Assets and Liabilities
Loans receivable	1,466,445	-
Accounts payable	(1,304,408)	57,987
Investment in real estate	-	(461,750)
Accrued expenses	(205,195)	(63,220)
Accrued interest	21,660	47,632
NET CASH USED IN OPERATING ACTIVIES	(543,958)	(701,307)

INVESTING ACTIVITIES
Cash acquired in acquisition	431,035	-
Principal payments of notes receivable	5,070	3,399
Purchase of property and equipment	(9,855)	-
NET CASH PROVIDED BY INVESTING ACTIVIES	426,250	3,399

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment on line of credit – related party	(281,976)	-
Proceeds from advances of line of credit – related party	542,140	-
Proceeds from advances of line of credit	-	373,850
Proceeds from convertible note payable	-	63,750
Proceeds from subscription investment	-	150,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	260,164	587,600

Effect of exchange rate on cash	(43,180)	-

NET CHANGE IN CASH	$99,276	$(110,308)

Cash and Cash Equivalents – Beginning of Period	$20,578	$134,650

Cash and Cash Equivalents – End of Period	$119,854	$24,342

Acquisition of VAT Bridge LTD	3,570,000	-

The accompanying notes are an integral part of these financial statements.

BRIGHTLANE CORP.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has only generated minimal revenues since inception, has sustained operating losses since inception, and has an accumulated deficit of $(3,899,757) and a working capital deficit of $1,463,746 at September 30, 2019.  These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

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

The following table disaggregates revenue by major source for the three and nine months ended September 30, 2019:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Fees Income	25,091	204,091
Interest Income – VAT lending	-	31,318
Interest Income – Notes receivable	3,834	14,751
Rental Income	11,500	38,583
Sale of Real Estate	-	-
Total Revenue	40,425	288,743

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized at September 30, 2019 and December 31, 2018.  The Company has provided a full valuation allowance for its deferred tax asset resulting from net operating losses.

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

NOTE 4 – ACQUISITION

On April 4, 2019, we acquired 100% of the outstanding shares of VAT Bridge Ltd. (“VAT Bridge”), a United Kingdom based entity.  Pursuant to this agreement, Brightlane issued 21,000,000 common shares to the shareholders of VAT Bridge in return for all outstanding shares of VAT Bridge.  These shares were issued to VAT Bridge shareholders proportionately to their current ownership interest in VAT Bridge.  As a result of this agreement, VAT Bridge became a wholly owned subsidiary of Brightlane. On April 4, 2019, the Company's stock was valued at $0.17 a share, making the purchase valued at $3,570,000.

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

The assets acquired and liabilities assumed as part of our acquisition were recognized at their fair values as of the effective acquisition date, April 4, 2019. The following table summarizes the preliminary allocation of the fair value assigned to the assets acquired and liabilities assumed.

Cash	$431,035
Loans Receivable	1,137,765
Accounts receivable	189,776
Accounts receivable – related party	520,397
Goodwill	2,956,321
Accounts Payable	(1,533,184)
Tax Liabilities	(132,110)

Net assets acquired - intangible	$3,570,000

Acquisition costs of $0 were incurred and expensed for the quarter ended September 30, 2019.

Pending Acquisition

On July 9, 2019, the Company entered into a sale and purchase agreement with Real Capital International Limited, a company incorporated with limited liability in the British Virgin Islands, (“Real Capital”) and AFM Corp., a wholly owned subsidiary of the Company (“AFM”).  Real Capital is the sole and 100% owner, on a fully unencumbered basis, of 196 (one hundred and ninety-six) cable drums containing 986 kilometers of glass fiber cable.  The cable has an estimated value of $33.00 per meter.  Pursuant to this agreement, Real Capital will sell this cable to AFM for a cash consideration of $6,000,000 from AFM and a share consideration of 40,000,000 common shares issued by the Company as a contributor.  These shares will be granted to non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction relying on the registration exemption provided for in Regulation S.  This transaction remains pending.

NOTE 5 – LINE OF CREDIT FACILITIES

On May 19, 2017, Brightlane – CLOC Acquisitions, L.L.C., a Delaware limited liability company and a wholly owned subsidiary of the registrant entered into a $5,000,000 revolving credit facility with CoreVest Finance (f/k/a Colony American Finance Lender, LLC).  This credit facility is for the acquisition of residential homes providing the Company an acquisition vehicle.  General provisions of this credit facility are an 18 month term at 9%, with a loan to value of 80%.  At September 30, 2019 the Company had utilized this credit facility to complete two transactions resulting in the acquisition of real estate assets totaling $488,750 of which $373,850 was financed utilizing the credit facility.  The balance of the line of credit was $373,850 at September 30, 2019.

On May 17, 2019, we entered into a loan agreement with Corporate Commercial Collections Limited (“CCC”), a related party, formally replacing the prior agreement entered into with the same lender on February 15, 2019.  Pursuant to this agreement, CCC will provide the Company with a 24 month loan facility, up to £8,000,000, for the financing of working and capital expenditures by fulfilling individual drawdown requests on an as-required basis.  The advances on this loan bear an annual interest rate of 10%, which is calculated daily.  At September 30, 2019 the Company received advances on this credit facility in the amount of $511,357.  On September 27, 2019, the Company made a payment of $420,352, resulting a remaining principal balance due of $91,005 at September 30, 2019.  Interest expense incurred during the three and nine months ended September 30, 2019 was $10,807 and $19,134, respectively.

Our VAT Bridge Limited subsidiary maintains a revolving credit facility with a related party in the United Kingdom entered into on February 19, 2017.  Pursuant to this agreement, the lender will provide VAT Bridge Limited with a 5 year loan facility of up to £5,000,000 to provide the capital used in bridge funding our VAT Bridge customers.  The advances on this facility are drawn down in varied amounts on an as needed basis to facilitate the VAT lending process.  The advances on this credit facility bear an annual interest rate of 10%, which is calculated daily.  At September 30, 2019 the amounts due on this credit facility are $169,159.  Interest expense incurred during the three months ended September 30, 2019 was $0.

NOTE 6 – NOTES RECEIVABLE

The Company has nine notes receivable.  These notes are secured by residential properties.  The terms associated with these notes range from 11 years to 30 years, with interest rates ranging from 9.3% to 10%.  During the three and nine months ended September 30, 2019, principal payments towards notes receivables totaled $1,150 and $5,069 respectively, reducing notes receivable to $231,072.  The current portion of these notes is $31,643.

NOTE 7 – LOANS RECEIVABLE

VAT Bridge Limited carries net loans receivable due to VAT Bridge Limited which are the aggregate of bridge funding, professional services fees, and interest.  The terms associated with these loans receivable include a loan origination fee, legal fees, daily interest accrual ranging from 0.04% and 0.055%, and repayment terms ranging from 90 to 120 day based on the size of the loan.  The majority of these loans receivables are recovered by VAT Bridge directly from Her Majesty’s Revenue and Customs (HMRC) in the United Kingdom as part of the bridge lending and recovery process.  The balance of these loans receivable is $381,493.

NOTE 8 – NOTES PAYABLE

On February 28, 2017 the Company borrowed $400,000 from a third party.  The promissory note carries an interest rate of 6% per annum with a maturity date of February 28, 2020.  The lender may convert into shares of our common stock after one year, at $0.20 per share.  The lender has the option of accruing interest or receiving interest only payment annually.  On the anniversary of this note, the lender elected to have interest accrued thereby increasing the principal due to $448,900 at September 30, 2019.  On September 20, 2018 the Company and the lender agreed to amend certain terms of the note due to market conditions extending the maturity date by one year and setting the conversion rate to the current $0.20 per share.  Interest expense for this note for the three and nine months ended September 30, 2019 was $6,789 and $19,898 respectively.

On February 5, 2018 the Company issued a note to a third party for the remaining balance owed on properties acquired in a real estate transaction for $63,750.  The promissory note carries an interest rate of 9% per annum with a maturity date of February 5, 2021.  The lender may convert into shares of our common stock after one year, at $0.20 per share.  The lender has the option of accruing interest or receiving interest only payment annually.  On the anniversary of this note, the lender elected to have interest accrued thereby increasing the principal due to $69,503, and on September 30, 2019, the Company made a principal payment of $19,542 bringing the outstanding principal to $49,961 on this note.  On September 20, 2018 the Company and the lender agreed to amend certain terms of the note due to market conditions extending the maturity date by one year and setting the conversion rate to the current $0.20 per share.  Interest expense for this note for the three and nine months ended September 30, 2019 was $1,577 and $4,645 respectively.

NOTE 9 – RELATED PARTY TRANSACTIONS

On December 9, 2015, we entered into a subscription agreement to sell one unit consisting of a $250,000 promissory note, one share of Series A Preferred Voting Stock and one share of Series B Preferred Voting Stock to a related-party in exchange for $250,000 and the investor’s agreement to utilize its best efforts to cause a capital injection of up to $3,000,000.00 into the Company on or before January 1, 2017 (extended to January 1, 2019).  The promissory note carries an interest rate of 6% per annum with a maturity date of December 9, 2019.  The lender may convert into shares of our common stock after one year, at $0.20 per share.  The lender has the option of accruing interest or receiving interest only payment annually.  On the anniversary of this note, the lender elected to have interest accrued thereby increasing the principal due to $297,754 at September 30, 2019.  On September 20, 2018 the Company and the lender agreed to amend certain terms of the note due to market conditions extending the maturity date by one year and setting the conversion rate to the current $0.20 per share.  Interest expense for this note for the three and nine months ended September 30, 2019 was $4,503 and $13,362 respectively.

On March 24, 2016, we received an additional $110,000 in capital from the aforementioned related party as an advance on the commitments this related party has to us.  The promissory note carries an interest rate of 6% per annum with a maturity date of March 24, 2020.  The lender may convert into shares of our common stock after one year, at $0.20 per share.  The lender has the option of accruing interest or receiving interest only payment annually.  On the anniversary of this note, the lender elected to have interest accrued thereby increasing the principal due to $131,032 at September 30, 2019.  On September 20, 2018 the Company and the lender agreed to amend certain terms of the note due to market conditions extending the maturity date by one year and setting the conversion rate to the current $0.20 per share.  Interest expense for this note for the three and nine months ended September 30, 2019 was $1,982 and $5,781 respectively.

On July 27, 2016, we received an additional $499,200 in capital from the aforementioned related party as an advance on the commitments this related party has to us.  The promissory note carries an interest rate of 6% per annum with a maturity date of July 27, 2020.  The lender may convert into shares of our common stock after one year, at $0.50 per share.  The lender has the option of accruing interest or receiving interest only payment annually.  During the year ended December 31, 2016, we repaid a total of $360,000 to the related party toward this promissory note.  On the anniversary of this note, the lender elected to have interest accrued thereby increasing the principal due to $171,319 at September 30, 2019.  On September 20, 2018 the Company and the lender agreed to amend certain terms of the note due to market conditions extending the maturity date by one year and setting the conversion rate to the current $0.20 per share.  Interest expense for this note for the three and nine months ended September 30, 2019 was $2,546 and $7,355 respectively.

Mr. Steve Helm sits on the board of directors and also serves as the Company’s Chief Executive Officer.  As compensation for his services we were accruing annual compensation of $25,000 as of January 1, 2016.  On July 3, 2018, the Company issued 1,250,000 shares of its common stock to Mr. Helm in return for a total investment into the Company of $248,938.  The total investment into the Company consisted of a contribution of funds as well as the assumption of certain liabilities and accrued expenses.  The accrued expenses were a result of the accrual of the annual compensation at a rate of $6,250 per quarter from January 1, 2016 through May 15, 2018.  From May 15, 2018 through March 31, 2019 we continued to accrue an annual compensation for Mr. Helm at a rate of $6,250 per quarter.  At April 1, 2019, we ceased accruing this compensation in lieu of paying Mr. Helm on a monthly basis.  Accrued compensation for the three and nine months ended September 30, 2019 was $0 and $6,250 respectively.

See Note 5 for notes regarding line of credit facilities with related parties.

NOTE 10 – SHAREHOLDERS’ EQUITY

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

There were 39,692,654 common shares issued and outstanding at September 30, 2019.

Common Stock Options

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

At September 30, 2019, there is no preferred stock outstanding.

Warrants issued in connection with sale of common shares

At September 30, 2019 there are no warrants outstanding.

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued.  Based on our evaluation no material events have occurred that require disclosure.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our financial condition and results of operations for the period January 1, 2019 through September 30, 2019 should be read in conjunction with the financial statements, including footnotes, and other information presented elsewhere in this Report on Form 10-Q and the risk factors and the financial statements for the year ended December 31, 2018 and the other information set forth in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on April 16, 2019.  In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2019.

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

Working Capital

	September 30, 2019	December 31, 2018
Current Assets	$532,990	$52,222
Current Liabilities	$2,001,111	$812,345
Working Capital	$(1,468,121)	$(760,123)

Cash Flows

	Nine Months Ended September 30,
	2019	2018
Cash Flows Provided by (Used In) Operating Activities	$(543,958)	$(701,307)
Cash Flows used in Investing Activities	$426,250	$3,399
Cash Flows Provided by Financing Activities	$160,164	$587,600
Other Comprehensive Income	(43,180)	-
Net change in Cash During Period	$99,276	$(110,308)

Results of Operations for the three months ended September 30, 2019 and 2018

For the three months ended September 30, 2019 and 2018, total revenues were $40,425 and $19,473, respectively; and net losses were $309,933 and $131,739 respectively.

Total revenue for the three months ended September 30, 2019 were primarily attributable fee income generated by our VAT Bridge subsidiary and the rental and management fee income recognized from the operations of our Brightlife Management subsidiary.  For the three months ended September 30, 2019 VAT Bridge provided bridge loans to various entities in the UK for fee income generated of $23,474 and we generated an additional $16,952 in proceeds from the operations of our Brightlife Management subsidiary that were comprised of interest income, management fees and tenant income.  During the three months ended September 30, 2019 and 2018, we had selling, general and administrative expenses of $336,363 and $126,244 respectively.  During the three months ended September 30, 2019 and 2018 we incurred interest expenses of $36,997 and $24,968 respectively.

The net losses were attributable to operating expenses and other expenses that primarily consisted of expenses related to the cost of sales associated with our VAT Bridge subsidiary’s bridge lending process as well as the implementation of the Company’s business model of a lease-to-own real estate business in addition to payroll, employee benefits, the acquisition and management of real estate, rent expenses for our facilities, and accrued interest on our notes payable.  The operating expenses for the three months ended September 30, 2019 and 2018 were primarily general and administrative in nature and included legal fees, management and consulting fees, and audit and accounting fees.

Results of Operations for the nine months ended September 30, 2019 and 2018

For the nine months ended September 30, 2019 and 2018, total revenues were $288,743 and $190,324, respectively; and net losses were $566,441 and $294,689 respectively.

Total revenue for the nine months ended September 30, 2019 were primarily attributable fee income generated by our VAT Bridge subsidiary and the rental and management fee income recognized from the operations of our Brightlife Management subsidiary.  For the nine months ended September 30, 2019 VAT Bridge provided bridge loans to various entities in the UK for fee and interest income generated of $230,396 and we generated an additional $58,347 in proceeds from the operations of our Brightlife Management subsidiary that were comprised of interest income, management fees and tenant income.  During the nine months ended September 30, 2019 and 2018, we had selling, general and administrative expenses of $741,393 and $369,278 respectively.  During the nine months ended September 30, 2019 and 2018 we incurred interest expenses of $113,472 and $68,235 respectively.

The net losses were attributable to operating expenses and other expenses that primarily consisted of expenses related to the cost of sales associated with our VAT Bridge subsidiaries bridge lending process as well as the implementation of the Company’s business model of a lease-to-own real estate business in addition to payroll, employee benefits, the acquisition and management of real estate, rent expenses for our facilities, and accrued interest on our notes payable.  The operating expenses for the nine months ended September 30, 2019 and 2018 were primarily general and administrative in nature and included legal fees, management and consulting fees, and audit and accounting fees.

Liquidity and Capital Resources

Liquidity

At September 30, 2019, we had cash of $119,854.  We have incurred negative cash flows from operations since we started our business.  We have spent and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our acquisitions and building out our lending platform in the United States and internationally.

For the nine months ended September 30, 2019, we recorded a net loss of $566,441.  We had a positive change in accumulated depreciation of $15,181, a positive change in interest added to notes of $28,800, a positive change in accounts receivable of $1,466,445, a negative change in accounts payable of $1,304,408, a negative change in accrued expenses of $205,195 and a positive change in accrued interest of $21,660.  As a resulted, we had net cash used in operating activities of $543,958 for the nine months ended September 30, 2019.

For the nine months ended September 30, 2018, we recorded a net loss of $294,689.  We had a positive change in accumulated depreciation of $12,733, negative change in investment in real estate of $461,750, a positive change in accounts payable of $57,987, a negative change in accrued expenses of $63,220 and a positive change in accrued interest of $47,632.  As a resulted, we had net cash used in operating activities of $701,307 for the nine months ended September 30, 2018.

For the nine months ended September 30, 2019 and 2018, we recorded a positive change in payments on notes receivable of $5,070 and $3,399 respectively.  We had a positive change of $431,035 related to the acquisition of VAT Bridge Limited during the nine months ended September 30, 2019. We also made purchases of $9,855 of property and equipment.  As a result, for the period ending September 30, 2019 and 2018, we had net cash provided by investing activities of $426,250 and $3,399 respectively.

For the nine months ended September 30, 2019 and 2018, we drew on our lines of credit in the amount of $542,140 and $373,850, respectively, for operating expenses and the acquisition of multiple real estate assets.  For the nine months ended September 30, 2018, we received proceeds from issuance of a convertible note in the amount of $63,750 to one of the parties from whom we acquired certain real estate assets for the balance remaining on the homes acquired.  We also received $75,000 on a short-term loan from an officer of the Company which later became part of a larger investment into the Company for the nine months ended September 30, 2018 totaling $150,000.  In the nine months ended September 30, 2019 we had net repayments on our lines of credit of $281,976.  As a result, we had net cash provided by financing activities of $260,164 and $587,600 for the nine months ended September 30, 2019 and 2018, respectively.

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

We have no known demands or commitments and are not aware of any events or uncertainties as of September 30, 2019, other than the work commitment previously mentioned, that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources

We had no material commitments for capital expenditures as of September 30, 2019.

Off Balance Sheet Arrangements

There are no off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable because the Company is a smaller reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer who is also our Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer who is also our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer who is also our Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2019, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

None.

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

Date:  November 14, 2019

By:/s/ Steve Helm

Steve Helm

President and Chief Executive Officer

(Principal Executive Officer, Principal Accounting Officer

and Principal Financial Officer)

/s/Steve Helm

Director

/s/David Hill II

Director

/s/Simon W. Holden

Director