Form 10-Q/A
period 2019-09-30
BRIGHTLANE CORP.
filed 2019-11-15
CIK 1425289

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

Yes [   ]   No [ X ]

As of November 15, 2019, the issuer had 39,692,654 shares of common stock outstanding.

EXPLANATORY NOTE

This amendment to the Form 10-Q, as originally filed with the Securities and Exchange Commission on November 14, 2019, is being filed solely to correctly provide the XBRL information.  No other changes have been made to the document.

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

Date:  November 15, 2019

By:/s/ Steve Helm

Steve Helm

President and Chief Executive Officer

(Principal Executive Officer, Principal Accounting Officer

and Principal Financial Officer)

/s/Steve Helm

Director

/s/David Hill II

Director

/s/Simon W. Holden

Director